Form 10KSB
period 1999-12-31
DIABETEX INTERNATIONAL CORP
filed 2000-04-18
CIK 1096132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549




                                         FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT, 1934

                    For the Fiscal Year Ended December 31, 1999

                           Comission File Number  000-3080

                          DIABETEX INTERNATIONAL, CORP
                  (Exact nameof registrant as specified in its charter)

Nevada				                                  		87-0452228
(State or jurisdiction of               (I.R.S. Employer Identification No.)
  incorporation or organization)

         7321 Roseville Road, Sacramento, CA             95482
( Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code:   (702) 293-0909

Securities registered under Section 12 (b) of the Exchange Act: None Securities registered under Section 12 (g) of the Exchange Act:
                            Title of Each Class
                            Common Stock, $ 0.002 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
last 90 days.Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B cpmtained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB [X]

The Registrant's reveues for the fiscal year ended December 31, 1999 were $ 40,605.00

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 2000 was based upon the last sale price of such stock on that date on the over-the-counter market commonly referred to as the "pink sheets" was $ 179,535,329. The number of shares of the Registrant's Common Stock outstanding on March 22, 2000 was 10,880,929 shares.


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Sockholders to held on May 15, 2000 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Restrant's Proxy statement shall not be deemed a part of this Form.

                                      PART I

ITEM 1.  THE COMPANY


Sheridan Industries, Inc ("Sheridan") was incorporated in the State of
Utah on September 4, 1983.   On December 14, 1998, in order to alter
Sheridan's focus to a diabetes-related products and services, it moved the business and domicile to the State of Nevada. To properly transact such a move, a new corporate entity was formed and identically named "Sheridan". Accordingly, Sheridan was reincorporated in the State of Nevada, becoming a Nevada corporation.

On December 1, 1998 Sheridan, the Utah corporation merged with Sheridan, the Nevada corporation being the surviving entity. Through this merger, Sheridan became domiciled in the State of Nevada. On December 22, 1998, Sheridan changed its name to Diabetex International, Corp. (the "Company"). The name change was to better describe the Company's new focus and the acquisition of certain licenses and related products regarding monitoring the disease of diabetes.

On June 31, 1999, the Company acquired all the shares to Advanced Metabolic Technologies, a Nevada corporation ("AmTech"). AmTech was formed to hold assets related to the treatment of diabetes of a Delaware corporation, Advanced Metabolic Systems, Inc. ("AmSys"). By acquiring the subsidiary, AmTech, the Company obtained all of the assets of AmSys relating to diabetes. AmSys continues to operate and sell and market its Physician Practice Consulting business. In this meger, the Company assumed none of the liabilities of AmSys.

With this merger the Company designs, manufactures and markets a non-invasive diabetes monitoring device, high accuracy infusion and monitoring device for the automatic delivery of Metabolic Activation treatments, as well as non-activation insulin or CSII; and provides training of personnel for the delivery of Metabolic Activation treatments.

The Company's products are designed to improve the quality of patient care and provide exceptional performance. The Company is currently developing miniturized versions of its monitoring equipment for home use.

PRINCIPAL PRODUCTS AND SERVICES

Diabetex Non-Invasive Glucose Measurement Device:

	The Company holds an exlusive worldwide license to manufacture, exploit and market a non-invasive patented device for the measurement of blood glucose, glycosolated hemoglobin A1C (average blood glucose level measurement), and other blood levels to help treat diabetes and other diseases. Prototypes have been developed and there has been clincal testing for the purpose of refinement, but no request for approval from the Food and Drug Administration ("FDA") has as of yet been requested.
The Company plans to develop these devices to final production form and upon completion of production model units, submit them for clinical trials and testing in conjunction with FDA approval application. The Company continues to use original equipment manufacturer ("OEM") to produce the equipment to specification of the Company.

Metobolic Activation Treatment

     Through the acquisition of AmTech, the Company has the exclusive worldwide license to exploit and market a patented metoblic treatment known as Metobolic Activation Treatment. Current medical publications also refer to this treatment as Hepatic Activation or Chronic Intermittent Intensive Insulin Therapy ("CIIIT"). This treatment is delivered via a special intravenous infusion device,or a pump, with the treatment pre-programmed into the pump. This treatment has been approved by the FDA for use with the Bionica Microdose pump. Over the ten (10) years that this treatment has been in clincal use, including its trials and development, it has proven to prevent and in some cases reverse health complications caused by diabetes.

Training of Metoblic Activation Technicians

     The Company through its acquisiton of AmTech acquired all of the Clinic Operations Manuals, Training Manuals and the services of all training personnel used to oversee the establishment of Metabolic Activation Clinics. There has been no interruption of Clincs already operating, and the Company currently supplies all services and training required for these and new clinics by providing technical assistance to hospitals, doctors and support staff.


SALES AND MARKETING

As of December 31, 1999, the Company has not realized any significant income from any of its products. There have been no sales of its Biologic Monitoring Devices, or of its Infusion Devices. Metobolic Activation accounts for $ 40,605.00 in revenues

The Company plans to develop a marketing plan using traditional channels of distribution as it draws closer to FDA approval of its monitoring and infusion devices. Management intends to fund its subsidary's sctivities according to its business plan and is confident it will be profitable in the future.

COMPETITION

The Company is competing within the medical reasearch and development market. It is well ahead of the competition in terms of an accurate non-invasive glucose measuring device. To the best of management's knowledge it is the only company developing a complete treatment system ranging from monitoring to infusion of insulin and other beneficial treatment of metabolic illness through Metabolic Activation Treatment.

Metabolic Activation Treatment competes with traditional treatment of diabetes. Currently Metoblic Activation requires at clinic-site treatment only. Since it is relatively new treatment, insurance reimbursement is only now becoming more common. The Company believes that insurance and Medicare reimbursement become more readily available, benefits of Activation will strongly outvalue traditional care.


RESEARCH AND DEVELOPMENT

The Company continues to develop an infusion pump to replace the Bionica Microdose and to miniturize its monitoring devices for home use.

The Company does not pay any R&D expenses directly; however, during 1999 it paid $249,703 in prepaid royalties to Solid State Farms, Inc., all of which went to R&D of the non-invasive blood glucose monitor.

EMPLOYEES:

As of December 31, 1999 the Company had 5 employees of whom 5 are full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

GOVERNMENT REGULATION

Medical products of the type currently being marketed by the Company are subject to regulation under the Food and Drug Administration and Cosmetic Act of (the "FDA Act"), as amended in the Medical Device Amendments of 1976 (the "1976 Amendments"), the 1990 Safe Medical Devices Act, and most recently the new Quality System Regulation (QSR) which replaces the regulations formerly called Good Manufacturing Practice (GMP's).

In addition, depending on the product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the Food and Drug Administration (FDA). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in such a way as it could cause harm or be injurous to health.

Under the 1976 Amendment and the Safe Medical Device Act, the FDA adopted regulations which classify medical devices based upon the degree of regulation the FDA believes necessary to assure safety and efficacy.
A device is classified as Class I, II or III device. Class I devices are subject only to general controls. Class II devices are or will be subject to "performance stantdards". Most devices are also subject to the 501(k) pre-market notification provision. In addition, Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are Class II and Class III devices and as such several may require FDA notification under Section 501(k) of the FDA Act.

The FDA has authority to among other things deny marketing approval until all regulatory protocols are deemed acceptable; halt the shipment of defective products; abd seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact on sales.
To date, the Company has had no FDA oversight problems, and none are pending to its knowledge.

MANUFACTURING AND QUALITY ASSURANCE

The Company manufactures its product at the facility it shares with Hamilton May the pump company, and Hamilton-Clarke
Industries. It is in these premises, where the new pump is expected to be assembled under original equipment manufacturer (OEM) agreement.

Quality control procedures are performed by the Company at this shared facilty and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality Systems Regulation". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient care products is conducted.

TRADEMARKS, PATENTS AND COPYRIGHTS

The Company does not have any registered trademarks for its products. Nor does it hold any patents. The Company does have a license agreement with Solid State Farms for the exclusive worldwide right to market, develop, exploit, manufacture and sell a blood glucose monitoring device. Solid State Farms holds 44 international patents in this technology.


ITEM 2.  PROPERTIES


The Company does not own any real property. All of its equipment is in good working order. Its principal location at 7321 Roseville Road, Sacramento, CA 95842 is rented. The building is a 37,000 square foot combination manufacturing, electronic development, warehouse and office facility. The Company co-habits with Hamilton May Corporation and AMTech.

The property where the Company is located is near the site of the continued clinical trials where additional information on activation is being developed, and where there is sufficient space for the inspection and packaging of the devices to be made by the OEM suppliers. The property is on a month to month basis whereby the cost of the facilities is borne by the equipment suppliers. No contracts exist requiring the Company to use any particular manufacturing supplier or facilities. The only facilities being shared are the facilities of Hamilton-May which is engaged in the final development of the production design criteria.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters before the shareholders during the period covered by this report. On or about April 13, 2000 the Board of Directors elected Dr. Benjamin Brucker Weisman, PhD as Chief Executive Officer. At a special meeting of the shareholders, held at the same time Dr. Weisman was elected to the Board of Directors.
                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) The Common Stock of the Company is traded in the over-the-counter market commonly referred to as the "pink sheets". The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last 12 months. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions:


Period Ended                      High                    Low
March 31, 1999                    14                      10
June 30, 1999                     22                      14
September 30, 1999                25                       9
December 31, 1999                 16                      10


(b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1999


Title of Class                            Number of Shareholders

Common Stock, $0.002 par value                  340


(c) No cash dividends have been declared on the Company's common stock during 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS:

The Company lost $1,667,116 ($.14 loss per share)in 1999. The computations of loss per share are based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted loss per share is the same since any outstanding stock equivalents at December 31, 1999 would be antidilutive. The Company is a development stage company and its limited market exposure impacted unfavorably on its operating income.

Revenues for 1999 were $40,605 and came solely from the Metabolic Activation business stream. These revenues represent a 100% increase over and above revenues from 1998 when the Company had only glucose monitoring device as its sole income stream.

Total costs on a consolidated basis was $1,832,731 for 1999. Expenses on each business segment are as follows:
    Biological Monitoring Devices:  $       0.00
    Metabolic Activation:           $    381,989
    Infusion Devices:               $     45,000
    Corporate:                      $  1,832,721


The Company does not have any direct R&D expense;however, it has prepaid royalties in the amount of $249,703 to Solid State Farms, Inc., which funds have been used for development of its glucose monitoring device.

The Company issued shares equivalent to $15,322,610 for intangible assets of AmTech and $3,008 for its fixed assets. The Company continues to be largely dependent on financing working capital to continue operations. Management is confident of finding appropriate financing avenues and that its business plan will provide profitable operations in the futre.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 the Company's cash and cash equivalents totaled $ 351.00 an increase of $351.00 from the beginning of the period. The Company's working capital totaled $( 311,996) .

The Company currently has no lines of credit and borrowing,and therefore there has been no borrowing for the current year. The Company continues to seek appropriate financing which may include such lines of credit in the future.

The Company has a license agreement with Solid State Farms, Inc. for their 44 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The license fee is 7% of the adjusted gross sales price of all licensed products. As of December 31,1999, the Company has made advanced payments of $249,703 on this royalty.

In addition to the licenses above, the Company as part of its agreement to purchase AmTech from AmSys, the Company agreed to pay to AmSys $200,000 in closing costs and other related expenses in connection with the purchase of AmTech. The Company has also agreed to pay AmSys $75,000 for services related to the insurance billing of AmTech for its metabolic activation therapy. Additionally, the Company also agreed to pay two (2)AmTech consultants for a period of one year at the rate of $5000.00 per month.

While the Company is concerned over its current lack of adequate funds, it is confident that appropriate funding activities are underway to provide adequate liquidity and capital resources for its year 2000 financial needs.

YEAR 2000 COMPLIANCE

The year 2000 ('Y2K") issue: There have been no adverse effects on the Company's systems or operations or with its suppliers.

ITEM 7.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor                   F-1

Balance Sheets December 31, 1999                F-2

Statements of Income for Year Ended
December 31, 1999                               F-3

Statement of Shareholders' Equity for
the Year ended December 31, 1999                F-4

Statements of Cash Flows for year
ended December 31, 1999                         F-6

Notes to Financial Statements                   F-9 to F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's difintive proxy statement to be mailed to shareholders on or before April 30, 2000 and to filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

Reference is made to the section entitled "Compensation of Executive Officers" and "Election of Directors in the Registrant's difinitive proxy statement to be mailed to the shareholders on or before April 30, 2000 and to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the shareholders on or about April 30, 2000, and to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Dr. Weisman have entered into an employment agreement pursuant to which Dr. Weisman becomes the President and Chief Executive Officer of the Company. The term of this Agreement is for one year commencing with April 14, 2000. The Agreement calls for an annual base salary of $60,000 and 132,000 shares of common stock to be granted through stock option or given directly to Dr. Weisman at Dr. Weisman's determination. This contract may be terminated in the event of Dr. Weisman's malfeasance or criminal acts or if there is a Change in Control, which for the purpose of this agreement is understood to be any merger or corporate combinations reulting in the alteration of the Agreement. In the event of termination by loss of Control, Dr. Weisman shall be entitled to receive in full 12 months compensation.

                               PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  3.1   (a) Certificate of Incorporation or Registrant*

           (b) By-Laws of Registrant*

    23.1   Consent of Independent Public Accountants

    27.1   Financial Data Schedule

* Incorporated by reference from the Exhibits filed in the Registrant's Registration Statement dated October 4, 1999 filed with the Securities and Exchange Commission.

(B) Reports on 8-K filed: Election of Dr. Benjamin Brucker Weisman as Director and CEO.

                         DIABETEX INTERNATIONAL, CORP

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor                   F-1

Balance Sheets December 31, 1999                F-2

Statements of Income for Year Ended
December 31, 1999                               F-3

Statement of Shareholders' Equity for
the Year ended December 31, 1999                F-4

Statements of Cash Flows for year
ended December 31, 1999                         F-6

Notes to Financial Statements                   F-9 to F-16

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Diabetex International Corporation and subsidiary
Sacramento, CA

	We have audited the accompanying consolidated balance sheets of Diabetex International Corporation (a Nevada Corporation) (a development stage enterprise) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Diabetex International Corporation for the period September 14, 1983 to December 31, 1996 were audited by other accountants whose report dated January 15, 1997 expressed an unqualified opinion on those statements.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diabetex International Corporation at December 31, 1999 and 1998, and the results of its operations and cash flows for the years 1999 , 1998 and 1997, and for the period from September 14, 1983 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to those matters are also described in Note 12.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, UT
April 12, 2000

                       Diabetex International Corporation and Subsidiary
                            (A Development Stage Company)
                             Consolidated Balance Sheets


                                ASSETS

                                                    December 31,
                                         								1999        1998
CURRENT ASSETS
Cash (Note 1)                       				       $	   351  $     -
Account Receivable (Net of allowance of $0)     	23,418        -
                                            -------------- -----------
Total Current Assets			                          23,769        -

Property, Plant & Equipment (Note 4)(Net)        	2,408	        -

Intangible Assets (Note 3) (Net)              14,770,772	    	  -
Prepaid Expenses (Note 7)                        249,703
                                          --------------  ------------
					                                       $ 15,046,652  $     -
                                          ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
	Accounts payable & accrued expenses       	$  152,952     $       	4,050
	Accounts payable-related party (Note 6)       182,813                  -
	Total Current Liabilities		                   335,765	             4,050

CONTINGENCIES AND
   COMMITMENTS (Note 8)		                 		         -                  -

STOCKHOLDERS' EQUITY (DEFICIT)
	Common stock; $.002 par value;
	 50,000,000 shares authorized,
	 13,110,929 and 42,511 shares
	 issued and outstanding (Note 2)                26,222	               85
	Additional paid-in capital                  16,509,414     	     153,499
	Deficit accumulated during the
  	  development stage                       (1,824,750)         (157,634)
                                          -----------------  --------------
	Total Stockholders'
      Equity(Deficit)                  	     14,710,886            (4,050)
                                          -----------------  ---------------
                                       $     15,046,652    $           	-
                                          ================= =================

                       Diabetex International Corporation and Subsidiary
	                 (A Development Stage Company)

                         Consolidated Statements of Operations


                                                        From
                                                     Inception on
                                                    September 14,
                                For the Year Ended    1983 to
                                 December 31,       December 31,
                                1999        1998     1999
                             ---------  ---------  -------------

REVENUES

Revenues             $       40,605    $     -    $   40,605

EXPENSES

Amortization and
Depreciation               778,008                   778,008
Professional Services      805,509        650        930,359
Legal                       81,231                    81,232
Public Relations            13,794                    13,794
Administrative              29,179                   150,462

   Total Expenses        1,707,721        650      1,989,855
                      --------------- ----------  ------------


NET LOSS BEFORE
INCOME TAXES       (     1,667,116)   (   650)   (  1,824,250)
                   =============== ============ =============
PROVISION FOR
TAXES  (Note 1)                                 (        500)
                   --------------- -----------  -------------
NET LOSS           (    1,667,116)   (   650)   (  1,824,750)
                  ================ ===========  =============
LOSS PER SHARE     $         (.14)   $  (.02)
(Note 1)          ---------------- ------------


AVERAGE SHARES
OUTSTANDING            12,288,901     42,511


               Diabetex International Corporation and Subsidiary
       	        (A Development Stage Company)
            	Consolidated Statements of Stockholders' Equity


                                                         Accumulated
                                             Capital In  Deficit during
                        Common  Common       Excess of    Retained
                        Shares  Shares       Par Value    Deficit
                     ---------- ---------  -----------  ---------------

Balance Dec.31,89          862 $      2   $     94,173  $ (    96,973)

Loss for year                                             (       130)
                   ----------  ----------  ------------ ---------------
Balance Dec. 31,90        862         2         94,173    (    97,103)

Issues 225 shares to
an officer in
cancellation of debt
at $16.77                225         1          3,722

Loss for the Year                                         (     3,333)
                  ------------  ----------  -----------  --------------
Balance Dec 31,91      1,087         3         97,945     (  100,436)

Expenses paid on
the Company's
behalf contributed
to capital                                     2,666

March 5,92 issued
1250 shares for
services rendered
for $8.00            1,250          2          9,998

Loss for the year                                        (    10,278)
                 -----------  -----------   -----------  ------------
Balance Dec 31,92    2,337          5        110,609     (   110,714)

Loss for the Year                                        (       136)
                ------------ ------------  ------------  ------------
Balance Dec 31,93   2,337           5        110,609     (   110,850)

Oct. 17,94 issued
25000 shares for
expenses paid
on Company's
behalf for $.84
per share        25,000            50         20,950

Expenses paid on
the Company's
behalf
contributed to
capital                                         612

Loss for Year                                             (  22,903)
             -----------  ---------------  ------------ --------------
Balance
Dec 31,94      27,337              55        132,171      ( 133,753)

Expenses paid
on the Company's
behalf
contributed to
capital                                        1,227
Loss for Year                                             (     100)
            -----------   --------------  ------------  --------------
Balance
Dec 31, 95    27,337              55         133,398      (  133,853)

Loss for Year                                             (      100)
           ------------  --------------- -------------  --------------
Balance,
Dec 31, 96    27,337              55         133,398      (  133,953)

                              Continued


                               F-5


       	        (A Development Stage Company)
            	Consolidated Statements of Stockholders' Equity


                                                         Accumulated
                                             Capital In  Deficit during
                        Common  Common       Excess of    Retained
                        Shares  Shares       Par Value    Deficit
                     ---------- ---------  -----------  ---------------
Balance,Dec. 96          27,337 $     55   $   133,398   $  (  133,953)

Shares issued for
asset of Aladdin
Transportation
Landmark, Inc
and Over 100, Inc
for $0 per share        82,500      165        (  165)

Shares issued for
loans to Aladdin
Transportation
Landmark, Inc and
Over 100, Inc for
$.80 per share          25,163       50         20,081

Shares canceled
by various
shareholders        (   10,000)     ( 20)           20

Shares canceled
for acquisition
of Aladdin and
Over 100, Inc       (    82,500)    ( 165)         165

Shares issued for
Presidential and
Regal Limousine
Service at $0
per share                 4,000         8        (   8)

Shares canceled for
Presidential and
Regal Limousine
Service                (   4,000)    (   8)           8

Net loss for year                                            (   23,031)
                     -------------  ------------  ----------  ---------------
Balance Dec 31,97          42,500        85      153,499     (  156,984)

Rounding due to
reverse stock
split (Note 2)                11

Net Loss for year                                             (     650)
                       ------------- ----------- -----------  --------------
Balance Dec. 31,98        42,511         85       153,499     (  157,634)

                                  continued

                                 F-6


       	        (A Development Stage Company)
            	Consolidated Statements of Stockholders' Equity


                                                         Accumulated
                                             Capital In  Deficit during
                        Common  Common       Excess of    Retained
                        Shares  Shares       Par Value    Deficit
                     ---------- ---------  -----------  ---------------

Balance Dec 31, 98       42,511 $    85    $   153,499  $ (    157.634)

Shares issued for cash
at $.002 per share    8,387,800   16,775           530

Shares issued for
services at .05
per share             2,000,000    4,000        96,000
(Note 2)

Shares issued for cash
at $.05 per share       875,000    1,750        45,767

Shares issued for
services at $3 per
share  (Note 2)          50,000      100       149,900

Shares issued for
cash at $3 per
share                     1,000        2         2,998

Shares issued for
cash at $10 per
share                    21,307       43       213,027

Shares issued for
100% of shares of
Advanced Metabolic
Technoloby at $10
per share             1,232,231     2,456    12,320,145

Shares issued for
intellectual
properties of
Hamilton-May
Inc at $10
per share              300,000       600      2,999,400

Expenses paid by
shareholder on
Company behalf                                    4,050

Shares issued to
Phoenix Energy
(Note 3)               35,000         70         349,930

Shares issued for
services at
$10 (Note 2)           12,500         25         124,975

Shares issued for
cash at $10             3,450          7          34,493

Shares issued for
services at $.10
(Note 2)              150,000        300          14,700

Net Loss for Year                                          (  1,667,116)
                    ------------  ------------  ---------  ------------
Balance Dec. 31,99  13,110,929  $  26,222      16,509,414 $(  1,824,750)
                   ============ =============  ========== =============


                           F-7


                             Diabetex International Corporation and Subsidiary
	                          (A Development Stage Company)
                        	Consolidated Statements of Cash Flows



                                                           From
                                                     Inception on
                                                    September 14,
                                For the Year Ended    1983 to
                                 December 31,       December 31,
                                1999        1998     1999
                             ---------  ---------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss              $  (  1,667,116) $  (   650) $ (  1,824,750)
Adjustments to net cash
used by operating
activities:
Depreciation &
Amortization                  778,008                    778,008
Stock issued for
services/espenses             615,000                    666,131
Expenses paid by a
shareholder on the
company's behalf                4,050                      8,555
Increase (Decrease)
in accrued expenses           331,715         650        335,765
Increase (Decrease)
in prepaids              (    124,702)                (  124,702)
Increase (Decrease)
in accounts receivable   (     23,418)                (   23,418)
                       ----------------  ----------  -------------
Net cash used by
operating activities     (     86,463)                (  184,411)

CASH FLOWS FROM
INVESTING ACTIVITIES
Cash paid for acquisition
of intangibles           (   225,570)                 (   225,570)
Cash paid for fixed
assets                   (     3,008)                 (     3,008)
                      ----------------  ------------  -------------
Net cash provided by
investing activities     (   228,578)                 (   228,578)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock     315,392                      429,165
Stock offering cost                                    (   15,825)
                      ---------------  -------------  --------------
Net cash provided by
financing activities         315,392                      413,340

NET INCREASE (DECREASE)
CASH                             351                          351

CASH BEGINNING
OF PERIOD
                     ----------------  --------------  --------------
CASH END OF PERIOD    $         351                    $      351
                     ================  ===============  ==============
                                      continued

                                      F-8
                          Diabetex International Corporation and Subsidiary
	                          (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                                      (continued)

                                                      From
                                                     Inception on
                                                    September 14,
                                For the Year Ended    1983 to
                                 December 31,       December 31,
                                1999        1998     1999
                             ---------  ---------  -------------


CASH PAID FOR
 Interest                 $            $          $
 Income Taxes             $            $          $

Non Cash transactions
Stock Issuance for
Services                  $   615,000  $          $   666,000
Acquisition of
Intangibles               $15,322.610  $          $15,322,610
Prepaid Expenses              125,000                 125,000


Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Notes to the Consolidated Financial Statements
	December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND HISTORY

	A.  Organization

	The financial statements presented are those of Diabetex International Corporation (formerly Sheridan Industries, Inc.) ( a development stage company). The Company was incorporated under the laws of the State of Utah on September 14, 1983. The Company changed its name to Associated
Healthcare, Inc. during 1991 but later rescinded the name change and reverted back to Sheridan Industries, Inc. The Company has never had any operations up to December 31, 1998 and in accordance with SFAS #7, is considered a development stage company. The Company is now involved in the treatment and diagnosis of diabetes.

	In 1998, the Company created, and later merged with, a Nevada subsidiary and changed its name to Diabetex International Corporation.

	In June 1999, the Company purchased all of the shares of Advanced Metabolic
Technologies,  a Nevada corporation (AMT) (See Note 3 for discussion of AMT and its activity).  AMT  was formed on May 19, 1999 as a wholly owned subsidiary of Advanced Metabolic Systems (AMS) which transferred an exclusive license to patente proprietary technology for the treatment of diabetes known as Metabolic Activation.

	b.  Accounting Method

	The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

	c.   Loss Per Share

	The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.
Fully diluted loss per share and basic loss per share at December 31, 1999 is the same since any outstanding stock equivalents at December 31, 1999
(335,243 shares) would be antidilutive.  There were no outstanding stock equivalents for all other periods; therefore, basic and fully diluted shares are the same.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND HISTORY (continued)

	d.  Provision for Taxes

	The Company adopted Statement of Financial Standards No. 109 "Accounting for
Income taxes" in the fiscal year ended December 31, 1998 and was applied retroactively.

	Statement of Financial Accounting Standards No. 109 " Accounting for Income
Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at December 31, 1999 and earlier years;3 accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $1,975,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount. The net operating losses begin to expire in the year 2003.

	e.   Cash or Cash Equivalents

	The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

	f.   Consolidated Financial Statements

	The consolidated financial statements include the accounts of Diabetex International Corporation and its subsidiary, Advanced Metabolic Technology. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

	g.   Impairment of Long Lived Assets

	All long-lived assets (including intangible assets) are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal to the asset's carrying amount. If the carrying amount exceeds the undiscounted future cash flows, then the impairment charge is calculated as the excess of the carrying amount of the asset over its fair market value.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND HISTORY (continued)

	h.   Stock compensation awards and other non cash transactions

The Company entered into several transactions that involved stock or stock options for goods or services and acquisitions of subsidiaries and medical technologies. These transactions were recorded at estimated fair market value of the stock being offered at private placement prices to the general public, publically traded prices,or some other fair value as best determined by the board of directors with the facts and circumstances present at the time of the transaction. (See Note 2 regarding specific transactions).

NOTE 2 - NON CASH TRANSACTIONS

During 1999, the Company issued stock for services and the purchase of a subsidiary and other intellectual properties related to the medical field, specifically technology that advances the treatment and diagnosis of diabetes.

	The transactions were recorded at estimated fair market value of the stock, specifically the price of stock being offered at private placement prices to the general public, or some other negotiated arms length transaction as best determined at the time by the board of directors.  The following transactions occurred in the first six months of 1999:

		-In January, 1999, 2,000,000 shares were issued for services rendered for assistance in obtaining the Company's license to 44 patents covering technology related to non invasive blood glucose monitoring.  These shares were valued at $.05 per share or total value of $100,000.

		-In March, 1999, 50,000 shares were issued for services rendered related to the acquisition of Advanced Metabolic Technologies. The shares were valued at $3 per share or $150,000.

		- In June, 1999, 1,232,261 shares were issued for acquisition of all of the stock of Advanced Metabolic Technologies (see note 3).  The purchase price was $10 per share or a total value of $12,322,610.  The fair market value of the stock was $10 (private placement purchase price).  The Company had an appraisal completed on Advanced Metabolic Technologies intellectual properties which substantiated a value greater than the purchase price
(Note 3).

		In June, 1999, 300,000 shares were issued for acquisition of a license for all the intellectual properties related to an insulin pump developed by
Hamilton May, Inc.  The purchase price was $10 per share or a total value of
$3,000,000.  The fair market value of the stock was $10 (private placement purchase price).

		In July, 1999, 35,000 shares were issued to Phoenix Energy for consulting services. The fair market value of the stock was $10 (Private Placement purchase price).

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 2 - NON CASH TRANSACTIONS - (continued)

		In September, 1999, 12,500 shares were issued to Anatoli Tsaliovich for services to be rendered in connection with the miniaturization and perfection of the non-invasive blood glucose monitors and hyper/hypo glycemic warning devices. The fair market value of the stock was $10. (Private Placement purchase price).

		In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company and not previously compensated.
The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur.  Due to these additional restrictions, the shares were valued at $0.10 per share.

		In December, 1999, 100,000 shares of stock were issued to Philip Blomquist for services performed for the Company and not previously compensated.
The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur.  Due to these additional restrictions, the shares were valued at $0.10 per share.

		In October, November and December, 1999, Dominion exercised 3,450 options at $10 per share it possessed from an option grant in March 1999.

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS

	Advanced Metabolic Technologies (AMT)
	AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy).
A patent has been granted covering the therapy (May 1988) and the patent is a subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents.  The therapy has been developed at the Aoki Diabetes Research Institute (ADRI)
under the direction of Dr. Thomas Aoki.  ADRI is associated with and maintains it's offices and clinic on the campus of University of California,
Davis, in Sacramento California.

This treatment is delivered by special intravenous infusion devise (sic)
(pump) with the treatment programed into the devise. The devise (sic) (Bionica Microdose)with the Company's treatment embedded in the devise has been FDA approved and in use since 1988. The treatment has been refined over the years including clinical use on human subjects, and clinical trials for over ten years with constant following of patients to demonstrate the ability of the treatment to prevent, stop and in some ways reverse the common complications of diabetes.

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation of eyesight degeneration, improved heart metabolism, cessation of diabetic. hyper/hypo glycemic blackouts, and improved sense of general health and well being and other benefits. Presently, ADRI and five private clinics administer the therapy to patients on a fee basis. The Company carries this asset on it's books at a cost of $12,548,180 paid in stock and cash.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

	The Company issued 1,232,261 shares of common stock for all the outstanding shares of AMT (800,000 shares).  The only asset of AMT was the license to market a therapy known as hepatic activitation or metabolic activation.
As part of the acquisition, the Company agreed to pay a $50,000 outstanding debt of AMT, pay all legal costs of the acquisition, and pay directly to the stockholder of AMT, cash in the amount of $150,000 over a period of 10 months.

	Hamilton May (sic)
	Hamilton May Corporation has sold the Company a license to market, and otherwise exploit, that certain mechanical device known as the Hamilton May Pump (the pump). The license includes any and all improvements to the pump and rights to patent protection if a patent, covering the pump, is ever granted. The pump has been developed under the direction of Dr. Nardo Zaias of Miami, Florida. The pump has been shown to have the ability to deliver pulses of insulin and insulin related products to patients with tremendous precision and without shear. The pump has the feature of being a two-way system in that it has the capacity to both deliver and draw when attached to
a patient.   The pump is in design stage and has not been approved by the FDA.

	The Company issued 300,000 shares of common stock for the Hamilton/May pump.

	Herein is a summary of the purchase of Advanced Metobolic Technology (AMT) and Hamilton/May pump:

	AMT

	Purchase of AMT intellectual properties:

	Stock (1,232,261 shares @ $10 per share)	    	       	$12,322,610
	Cash paid for legal services on transaction	               25,570
	Cash paid over time ($15,000 over 10 months)(note 6)      150,000
	Assumption of debt (note 6)				                            50,000
                                                    ----------------
                                                        12,548,180
	Hamilton/May

	Purchase of Hamilton/May pump

	Stock (300,000 shares @ $10 per share)                   3,000,000
                                                   -----------------
      Total   		                                      $  15,548,180

The amortization of the intellectual properties of AMT and Hamilton/May began June 30, 1999. Amortization expense for 1999 is $777,408.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

	Property and equipment consists of the following:

                                   									December  31,
				      		                              1999          1998

	Computer Equipment	          		$        	3,008   	$       -
     			                        ----------------- ----------------
	Less: Accumulated Depreciation         (   600)
                                ------------------ ---------------
						                         	$         2,408  	 $       -
                                ================== ================
	    Depreciation is based on the estimated useful life of the asset either on a straight line basis over 5 years.

	   Depreciation expense for 1999 and 1998 was $600 and $0, respectively.

NOTE 5 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 6 - RELATED PARTY TRANSACTIONS

At the time of the purchase of American Metabolic Technology (Note 3), the Company agreed to pay $150,000 in closing and other costs over a period of time and another $50,000 for research performed by another research development firm for AMT before the purchase. These payments were part of the negotiated purchase price of AMT and were included in the basis of the cost of AMT. $17,187 was paid in 1999.

	Solid State Farms and the Company have several common shareholders with the
Company and has entered into a 7% royalty agreement for any sale of its products or services.  The Company has advanced $124,703 towards those royalties. (See Note 7 and 8).

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 7 - PREPAID EXPENSES

	Prepaid expenses consists of the following:

		Advances to affiliate for advance
		   royalties (Note 8)			                            	$ 249,703
                                                      ------------
								                                              	$ 249,703
                                                      ============
NOTE 8 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of AMT, the Company agreed to pay $200,000 to Advanced Metobolic Systems (AMS), former parent of AMT, in closing costs and other expenses related to the purchase of AMT. The Company also agreed to pay AMS $75,000 for services related to the insurance billing of AMT for its metobolic activation therapy. $12,500 of unpaid consulting fees was accrued for the six months ended December 31, 1999.

The Company also agreed to pay two consultants to AMT for a period of one year at $5,000 each per month.

In 1999, The Company entered into a licensing agreement with Solid State Farms, Inc. for their 44 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The agreement calls for a payment of a 7% of the adjusted gross sales price on all licensed products.
The Company has made advance royalty payments of $124,703 on this royalty as of December 31, 1999.

NOTE 9 - STOCK OPTIONS

In March, 1999, the board of directors set the price of restricted stock sales at $10 per share and offered an option to a foreign corporation to exercise its option to purchase 50,000 restricted shares for the $10 price for a period of one year. 25,243 options remain unexercised at December 31, 1999.

In August, 1999, the Company issued a one year option to Hank Bagly to purchase up to 10,000 shares at a price of $6.00 each. No options were exercised in 1999.

In November, 1999, the Company issued a five year option to M. H. Meyerson and Co., Inc. to purchase up to 300,000 shares at a price of $10 each in exchange for investment banking services during the five year term.
No options were exercised in 1999.


                                      F- 15
Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 10 - REVERSE STOCK SPLIT

In 1998, the Company shareholders approved a 1 for 400 reverse stock split of its common shares. The financial statements have been restated retroactively to show the effects of the split.

NOTE 11 - MARKET SEGMENT INFORMATION

The company is in the business of providing equipment for the monitoring and treatment of diseases of improper metabolism including its first major market, Diabetes. The company has three independent but related lines of products and services; a) non-invasive biological monitoring; b) metabolic activation equipment and treatment, and c) new high accuracy infusion devices for the automatic delivery of its treatments.

	Non-invasive Biological Monitoring

An exclusive worldwide license to exploit, manufacture and market patented devices to non-invasively determine blood glucose, hemoglobin A1C, and other blood levels to help treat diabetes and potentially other diseases. These device prototypes are in development, are being tested and refined, and have not been submitted for approval by the US Food and Drug Administration ("FDA").

	Metabolic Activation

		An exclusive license to exploit and market a patented metabolism treatment called Metabolic Activation (also known as hepatic activation of Continuous Intermittent Insulin Therapy, CIIIT in some medical publications). This treatment is delivered by a special infusion device with the treatment programmed into the device, and is FDA approved since 1988. The treatment has been in development for over ten years by Advanced Metabolic Systems, Inc., and 3as been used for the last ten years, with constant following to demonstrate the stopping of the complications of diabetes, and certain other metabolism related disease states. The Company acquired this treatment, business, licenses, special infusion devices and know-how by exchange of its shares with Advanced Metabolic Systems, Inc., (AMS).

	Infusion Devices

An exclusive worldwide license to finish development, exploit, manufacture and sell an ultra accurate pumping system which will replace the current FDA approved device, and provide for automatic delivery of the treatment, and any insulin or insulin related products. This technology was acquired from Hamilton/May, Inc.

                                       F-15

Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 11 - MARKET SEGMENT INFORMATION (continued)

		As of December 31, 1999, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

                   	Biological    Metabolic   Infusion
                    Monitoring   Activation   Devices   Corporate    Total

Income Statement
Information

Sales              $           $  40,605 $        $           $    40,605

Expenses                         422,594   45,000  1,365,127   1,832,721

Profit/loss
from
operations         $     -     $(381,989) $(45,000)$(1,240,127)$(1,667,721)

Balance Sheet Information

Assets             $     -     $11,920,771 $2,850,000 $ 275,881  $15,046,652

Liabilities        $     -	    $  310,2480 $       -  $  25,517  $   335,765

NOTE 12 - GOING CONCERN

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management intends to fund its subsidiaries'activities, according to the business plan, and emerge profitable sometime in the future.




                            Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                  Diabetex International, Corp
                                 -------------------------------
Date: April 17, 2000             /s/ Philip Bloomquist
                                 -------------------------------
                                 Secretary