Form 10QSB
period 2000-03-31
DIABETEX INTERNATIONAL CORP
filed 2000-06-07
CIK 1096132

----------------------------------------------------------------------------
SEC 2344 POTENTIAL PERSONS WHO ARE REQUIRED TO THE COLLECTION OF
INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
----------------------------------------------------------------------------
                                                 OMB APPROVAL
                                               ------------------
                                               OMB Number 3235-0416
                                              ---------------------
                                               Expires: May 31, 2000
                                              ----------------------
                                               Estimated average burden
                                               hours per response: 9708
                                              -------------------------

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20546

FORM 10-QSB

Mark One:

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quartely period from January 1, 2000 to March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANTE ACT.

Commission File Number 03-0380

                             DIABETEX INTERNATIONAL, CORP
----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada                                       87-0458228
-------------------------------         --------------------------------
(State or other jurisdiction of         (I.R.S. Employer identification
 incorporation or organization)          No.)

7321 ROSEVILLE ROAD, SCARMENTO, CA.            95842
-------------------------------------   ----------------------------------
(Address of principal offices)           (Zip Code)

Issuer's telephone number:   (916) 331-3300
----------------------------------------------

----------------------------------------------------------------------------
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares oustanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,201,599

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]


PART 1    FINANCIAL INFORMATION

	Diabetex International Corporation and Subsidiary

	Consolidated Financial Statements

	March 31, 2000

	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Diabetex International Corporation
Salt Lake City, Utah


We have reviewed the accompanying consolidated balance sheet of Diabetex International Corporation and subsidiary as of March 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for
the period then ended.   These financial statements are the responsibility of
the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit. conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the finacial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, stockholders' equity and cash flows for the year then ended; and in our report dated April 12, 2000, we expressed an unqualified opinion on those financial statements.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


Crouch, Bierwolf & Chisholm
May 16, 2000

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets


	ASSETS                            			March 31,  		December 31,
			                                   	2000      		1999

CURRENT ASSETS
Cash (Note 1) 			             	$         	90,423		$    	351
Account Receivable
 (Net of allowance of $0)             				23,647	    23,418
Total Current Assets			                		114,070	    23,769

Property, Plant & Equipment
 (Note 4)(Net)		                      		  2,258 	     2,408

Other Assets
Intangible Assets (Note 3) (Net) 			14,382,068	 	14,770,772
Prepaid expenses (Note 7)				          783,595	     249,703
                                  ------------- -----------------
                        			$	      15,281,991	$  15,046,652


	LIABILITIES AND STOCKHOLDERS' EQUITY
                                          MARCH 31         DEC. 31
CURRENT LIABILITIES                  	    2000             2000
Accounts payable & accrued expenses	$   	175,250	   $      	152,952
Accounts payable-related party (Note 6) 	156,342		         	183,812
                                        ----------- ----------------
Total Current Liabilities		            	331,592	          		335,765

CONTINGENCIES AND
   COMMITMENTS (Note 8)                    			-                			-

STOCKHOLDERS' EQUITY
Common stock; $.002 par value;
 50,000,000 shares authorized,
 13,265,299 and 13,110,929 shares
 issued and outstanding (Note 2)	      	26,531   		          	26,222
Additional paid-in capital		        17,239,305  		        16,509,414
Deficit accumulated during the
  	  development stage		            (2,315,437)	          (1,824,750)

Total Stockholders' Equity	         14,950,399 		         14,710,886
     			                     $      15,281,991 		$    	   15,046,652


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Operations

                STATEMENT OF OPERATIONS
                                             						From
       							                                    Inception on
							                  	For the               		September 14,
				                     	Three Months Ended     		1983 to
							                   March 31,             		March 31,
						                    2000      	1999       		2000

REVENUES	          		$     26,700		$    	-   	$ 	     67,305

EXPENSES

Amortization and
Depreciation	      	 		   388,854   	      150 		   1,166,862
Professional Services	    108,932		         	-        950,291
Legal		           				      7,400	         		-        	88,632
Public Relations		 	       		 300	  	    1,600        	14,094
Administrative				        111,902 	    318,320 		     162,364

   Total Expenses	 		 	   517,388		    320,070 	    2,382,243

NET LOSS BEFORE
INCOME TAXES					        (490,688)   ( 320,070)	   (2,314,938)

PROVISION FOR
TAXES (Note 1)					             -    	  	   -   	 	      (500)

NET LOSS				$      	    (490,688)  $( 320,070)  	$ (2,315,438)

LOSS PER SHARE
   (Note 1)				$           (.04)   $   	(.02)

AVERAGE SHARES
   OUTSTANDING				       13,201,599	      11,322,411


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

                    STOCKHOLDERS' EQUITY

                                                             Accumulated
			                                            Capital in   	Deficit During
                        	  Common   	Common    Excess of     Retained
Stockholders' Equity       Shares 		Stock      Par Value     Deficit
Balance, December 31, 1989    862  $	   2    	$	  94,173 	$         	(96,973)

Loss for the Year             	-    	   -             	-                (130)
Balance, December 31, 1990    862       2 	    	 94,173 	           	(97,103)

Issues 225 shares to an
officer in cancellation of
debt at $16.77 per share    		225       1         3,772                   	-

Loss for the Year           	   -       -             -            	  (3,333)
Balance, December 31,1991   1,087 	 	   3 		     97,945       	    	(100,436)

Expenses paid on the Company's
behalf contributed to capital 	-    	   -         2,666                   	-

March 5, 1992, issued 1,250
shares for services rendered
for $8 per share      	   1,250 		      2         9,998                     -

Loss for the Year            	-        -            	 -       	     	(10,278)
Balance, December 31,1992 2,337 		     5        110,609    	        (110,714)

Loss for the Year           	-    	    -             	-            		   (136)
Balance, December 31,1993 2,337        5 	      110,609      		     (110,850)

October 17, 1994, issued
25,000 shares for expenses.
paid on the Company's behalf
for  $.84 per share   	 25,000   	   50         20,950            	        	-


Expenses paid on the Company's
behalf contributed
to capital	                	-         -            612                    		-

Loss for the Year          	-        -           	  -              		(22,903)
Balance, December 31,
1994	                  27,337        55     	  132,171 	 	          (133,753)

Expenses paid on
the Company's behalf
contributed to capital	   	-         	-          1,227           	        	-

Loss for the Year         	-        	-              -        	          (100)
Balance, December 31,
1995	                 27,337 		     55 	       133,398       		     (133,853)

Loss for the Year        	-  	      	-          	    -             		   (100)
Balance, December 31,
1996               	 27,337        	55         133,398 		           (133,953)



	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

                 STOCKHOLDERS' EQUITY [CONTINUED]
                                                            			Accumulated
                                               		Capital in   	Deficit During
                         	Common    	Common     	Excess of   		Retained
STOCKHOLDERS'EQUITY       Shares 	   Stock       Par Value     Deficit

Balance, December 31, 1996	  27,337 $     55 	$    	133,398 	$	  (133,953)

Shares issued for asset of
Aladdin Transportation,
Landmark, Inc.
and Over 100, Inc. for
$0 per share 	              82,500 	   165 	         (165)           	   -

Shares issued for
incentives for loans
to Aladdin Transportation,
Landmark, Inc. and
Over 100, Inc.
for $.80 per share      	  25,163      50      	   20,081           	   -

Shares canceled by various
shareholders          	  (10,000)     (20)	           	20           	   -

Shares canceled for
acquisition of
Aladdin Transportation,
Landmark,Inc. and
Over 100, Inc.       	  (82,500)     (165)	          	165          	    -

Shares issued for
Presidential and
Regal Limousine Service
for $0 per share         4,000 	        8 	         	  (8)        	    -

Shares canceled for
Presidential
and Regal
Limousine Service	     (4,000)         (8)	          	   8 		          -

Net Loss for the Year       -           -             	   -    		(23,031)

Balance, December 31,
1997	                  42,500 	         85 	        153,499 	   (156,984)

Rounding due to reverse
stock split (Note 2)	     11             -               -   		      -

Net Loss for the Year 	    -             -               -     		   (650)

Balance, December 31,
1998                  42,511           85 	   153,499             (157,634)


	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

                 STOCKHOLDERS' EQUITY [CONTINUED]

                                                     			      Accumulated
            				                                  Capital in  Deficit During
                	           Common    	   Common  Excess of   Retained
STOCKHOLDERS'EQUITY         Shares  	     Stock   Par Value   Deficit
Balance,December 31,1998 	   42,511 	$   	   85 $	153,499 	$    (157,634)

Shares issued for cash at
$.002 per share       	  	8,387,800	     16,775       530	            -

Shares issued for services
at $.05 per share
(Note 2)	                	2,000,000      	4,000    96,000           	 -

Shares issued for cash
at $.05  per share 	     	  875,100	     	1,750    45,767             -

Shares issued for services
at $3  per share (Note 2)	   50,000	        100   149,900          	  -

Shares issued for cash at
$3 per share           	    1,000	           2	     2,998	            -

Shares issued for cash at
$10 per share          	   21,307	         43	    213,027             -

Shares issued for 100% of
shares of  Advanced
Metabolic Technology at
$10 per share
(Note 3)	             	1,232,261	   	  2,465 12,320,145	              -

Shares issued for
intellectual properties
Hamilton-May, Inc.
at $10 per share
(Note 3)            	   300,000	   	    600	  2,999,400            	  -

Expenses paid by shareholder
in  Company behalf      	    -           	-       4,050            	  -

Shares issued to Phoenix
Energy (Note 3)	        35,000	        	70	     349,930          	    -

Shares issued for services
at $10. (Note 2)	  	    12,500       		 25	     124,975            	  -

Shares issued for cash
at $10	                  3,450       	  7	       34,493	              -

Shares issued for services at
$.10 (Note 2)          150,000		      300	       14,700	           	  -

Net Loss for the Year        -      	   -           -        (1,667,116)

Balance, December 31,
1999	               13,110,929	$  26,222  	$16,509,414 $     (1,824,750)

	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

                 STOCKHOLERS' EQUITY [continued]

                                                       				Accumulated
                                         			Capital in   	Deficit During
                         	Common 		Common  	Excess of  	 	Retained
Stockholders'Equity       Shares 		Stock   	Par Value     Deficit

Balance,December 31,
1999                  	13,110,929	 $	  26,222	$  16,509,414 $    (1,824,750)

Shares issued for cash at
$10 per share	             1,770	        	 4	       	17,696           	    -

Shares issued for services
at $5 per share            2,000	        	 4	         9,996           	    -

Shares issued for services at
$5 per share	            100,000	    	     200	     	499,800	              -

Shares issued for cash at $5
per share	                12,100          		24        54,976	              -

Shares issued for cash at $5
per share (net of commissions
of $ 27,500)             38,500		           77	     	147,423	               -

Net Loss, March 31, 2000      -       	     	-           	-   	      (490,688)

Balance, March 31,
2000               	 13,265,299	  $ 	   26,531	$ 	17,239,305	$     (2,315,438)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

              CASH FLOWS
                                                        		From
                                   			              						Inception on
            				        For the Three                     September 14,
				                    Months Ended                      1983 to
       				         		  March 31,                         March 31,
						                  2000         	1999               	2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss			 	$	     (  490,688)    $ (320,070) $  	( 2,315,438	)
Adjustments to net cash
used by operating activities:
Depreciation &
Amortization					     388,854	           150 	       1,166,862
Stock issued for services/
expenses	        			   10,000	       250,000	          676,131
Expenses paid by
a shareholder on the
Company's behalf       			  -              -         	   8,535
Increase (Decrease)
in accrued expenses	  ( 4,173)             -          	331,592
Increase (Decrease)
in prepaids		         (33,892)             -   	      (158,594)
Increase (Decrease)
in accounts receivable  ( 229) 	           -    	     ( 23,647)
Net Cash Used by
operating Activities (130,128)      (69,920)	         (314,539)

CASH FLOWS FROM
INVESTING ACTIVITIES
Cash paid for acquisition
of intangibles			 		   			-          	 		-     	    		(225,570)
Cash paid for fixed
assets 	         	 			  		-   	 		(  3,008	)        		(  3,008)
Net Cash Provided by
 Investing Activities 				-   	 		(  3,008	)    	    	(228,578)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common
stock        		  			247,700	     		76,117	           		676,865
Stock offering
costs      								( 27,500	) 	       	-   			       (  43,325)
Net Cash Provided by
Financing
Activities  							220,200	      		76,117		           	633,540

NET INCREASE
(DECREASE)IN CASH			90,072	       		3,189             		90,423

CASH, BEGINNING
OF PERIOD		        				351	           		-                 			-

CASH, END
OF PERIOD	   					$	90,423		 $	      3,189	    	$      	90,423

	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

                    CASH FLOWS	(Continued)
                                                              From
                                                             Inception on
                                For the three                Sept. 14
                                months ended                 1983 to
                                March 31                     March 31
                                2000                         2000

                                2000            1999          2000
CASH PAID FOR:
  Interest 		   			            		$	     -   	 $        - 	 	$          	-
  Income taxes		   			         		$     	-   		$       	-  		$          	-

Non Cash Transactions
 Stock Issuance for
  Services 		  	 		   	         	$	10,000	   	$	250,000		  	$     676,000
  Acquisition of Intangibles					$     	-   		$	-   			    	$  15,322,610
  Prepaid expenses		  	 		   	  	$	500,000		  $	-   				    $     125,000

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Notes to the Consolidated Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY

A.  Organization

The financial statements presented are those of Diabetex International Corporation (formerly Sheridan Industries, Inc.) ( a development stage company). The Company was incorporated under the laws of the State of Utah on September 14, 1983. The Company changed its name to Associated Healthcare, Inc. during 1991 but later rescinded the name change and reverted back to Sheridan Industries, Inc. The Company has never had any operations up to December 31, 1998 and in accordance with SFAS #7, is considered a Company is now involved in the treatment and diagnosis of diabetes.

In 1998, the Company created, and later merged with, a Nevada subsidiary and changed its name to Diabetex International Corporation.

In June 1999, the Company purchased all of the shares of Advanced Metabolic Technologies, a Nevada corporation (AMT) (See Note 3 for discussion of AMT and its activity). AMT was formed on May 19, 1999 as a wholly owned subsidiary of Advanced Metabolic Systems (AMS) which transferred an exclusive license to patented proprietary technology for the treatment of diabetes known as Metabolic Activation.

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

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $1,850,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount. The net operating loss carryforwards, estimated based on current tax rates as of December 31, 1999 have been offset by valuation reserves of the same amount. The net operating losses begin to expire in the year 2003.

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

g.   Impairment of Long Lived Assets

All long-lived assets (including intangible assets) are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal to the asset's carrying amount. If the amount exceeds the undiscounted future cash flows, then the impairment charge is calculated as the excess of the carrying amount of the asset over its fair market value.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY (continued)

h.   Stock compensation awards and other non cash transactions

The Company entered into several transactions that involved stock or stock options for goods or services and acquisitions of subsidiaries and medical technologies. These transactions were recorded at estimated fair market value of the stock being offered at private placement prices to the general public, publically traded prices, or some other fair value as best determined by the board of directors with the facts and circumstances present at the time of the transaction. (See Note 2 regarding specific tranactions.)

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

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 2 - NON CASH TRANSACTIONS - (continued)

In September, 1999, 12,500 shares were issued to Anatoli Tsaliovich for services to be rendered in connection with the miniaturization and perfection of the non-invasive blood glucose monitors and hyper/hypo glycemic warning devices. The fair market value of the stock was $10. (Private Placement purchase price). These expenses were expenses of Solid State Farms and credited as a prepaid royalty. (Note 8).

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

In January, February and March, 2000, Dominion exercised 1,770 options at $10 per share it possessed from an option grant in March 1999.

In February, 2000, 100,000 shares were issued at $5 per share to Dr. Sami Hashim for consulting work regrading the miniaturization and perfection of DIC's noninvasive blood glucose monitors and hyper/hypo glycemic warning devices.

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS

Advanced Metabolic Technologies (AMT)
AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy). A patent has been granted covering the therapy (May 1988) and the patent is a subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents. The therapy has been developed at the Aoki Diabetes Research Institute (ADRI) under the direction of Dr. Thomas Aoki. ADRI is associated with and maintains its offices and clinic on the campus of University of California, Davis, in Sacramento California.

This treatment is delivered by special intravenous infusion devise (pump) with the treatment programed into the devise. The devise (Bionica Microdose) with the Company's treatment embedded in the devise has been FDA approved and in use since 1988. The treatment has been refined over the years including clinical use on human subjects, and clinical trials for over ten years with constant following of patients to demonstrate the ability of the treatment to prevent, stop and in some ways reverse the common complications of diabetes

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation of eyesight degeneration, improved heart metabolism, cessation of diabetic hyper/hypo glycemic blackouts, and improved sense of general health and well being and other benefits. Presently, ADRI and five private clinics administer the therapy to patients on a fee basis. The Company carries the asset on its books at a cost of $12,548,180 paid in stock and cash.

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

Hamilton May
Hamilton May Corporation has sold the Company a license to market, and otherwise exploit, that certain mechanical device known as the Hamilton May Pump (the pump). The license includes any and all improvements to the pump and rights to patent protection if a patent, covering the pump, is ever granted. The pump has been developed under the direction of Dr. Nardo Zaias of Miami, Florida. The pump has been shown to have the ability to deliver pulses of insulin and insulin related products to patients with tremendous precision without shear. The pump has the feature of being a two-way system in that it has the capacity to both deliver and draw when attached to a
patient.   The pump is in design stage and has not been approved by the FDA.

The Company issued 300,000 shares of common stock for the Hamilton/May pump.

Herein is a summary of the purchase of Advanced Metobolic Technology (AMT) and Hamilton/May pump:

AMT

Purchase of AMT intellectual properties:
Stock (1,232,261 shares @ $10 per share)		    	$         12,322,610
Cash paid for legal services on transaction			               25,570
Cash paid over time ($15,000 over 10 months)(note 6)	       150,000
Assumption of debt (note 6)                    					         50,000
                                                         12,548,180
Hamilton/May

Purchase of Hamilton/May pump
Stock (300,000 shares @ $10 per share)             			    3,000,000

Total                                           								$15,548,180

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

The amortization of the intellectual properties of AMT and Hamilton/May began June 30, 1999. Amortization expense for 1999 is $777,408.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

Property and equipment consists of the following:
                                              December  31,
      		                                      1999      	       1998
Computer Equipment				                  	$        	3,008	  $       -
 	Less: Accumulated Depreciation			                 (600)          -
                                         $         2,408	  $       -

Depreciation is based on the estimated useful life of the asset on a straight line basis over 5 years.

Depreciation expense for 1999 and 1998 was $600 and $0, respectively. Depreciation expense was $150 for the quarters ending March 31, 2000 and 1999.

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

Solid State Farms and the Company have several common shareholders with the Company and has entered into a 7% royalty agreement for any sale of its products or services. The Company has advanced $783,595 towards those royalties as of March 31, 2000. (See Note 7 and 8).

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consists of the following:

Advances to affiliate for advance
royalties (Note 8)				                        	$ 783,595
                                              =============
                                               $ 783,595

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

In 1999, The Company entered into a licensing agreement with Solid State Farms, Inc. for their 44 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The agreement calls for a payment of a 7% of the adjusted gross sales price on all licensed products. The Company has made advance royalty payments of $783,595 on this royalty as of March 31, 2000.

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

Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

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

Metabolic Activation

An exclusive license to exploit and market a patented metabolism treatment called Metabolic Activation (also known as hepatic activation of Continuous Intermittent Insulin Therapy, CIIIT in some medical publications). This treatment is delivered by a special infusion device with the treatment programmed into the device, and is FDA approved since 1988. The treatment has been in development for over ten years by Advanced Metabolic Systems, Inc., and has been used for the last ten years, with constant following to demonstrate the stopping of the complications of diabetes, and certain other metabolism related disease states. The Company acquired this treatment, business, licenses, special infusion devices and know-how by exchange of its shares with Advanced Metabolic Systems, Inc., (AMS).

Infusion Devices

An exclusive worldwide license to finish development, exploit, manufacture and sell an ultra accurate pumping system which will replace the current FD approved device, and provide for automatic delivery of the treatment, and any insulin or insulin related products. This technology was acquired from Hamilton/May, Inc.

Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 11 - MARKET SEGMENT INFORMATION (continued)

As of December 31, 1999, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

                       Biological    Metabolic   Infusion
                       Monitoring   Activation   Devices   Corporate    Total

Income Statement
Information
Sales		           		$        -    $  40,605 $    -     $     -    $  40,605
Expenses			                  -      422,594   45,000  1,365,127   1,832,721
Profit/loss from
operations	         $        -    $(381,989)$(45,000)$(1,240,127)$(1,667,116)

Balance Sheet Information

Assets		            $        -  $11,920,771 $ 2,850,000$ 275,881  $15,046,652

Liabilities		       $       -	  $   310,248	$       -  $   25,517  $  335,765


	The accompanying notes are an integral part of these financial statements

PART II         OTHER INFORMATION

Item # 6   Exhibits and Reports on Form 8K

      [a] Exhibits

          EX - 11  Computation of Earnings per share
          EX - 27  Financial Data Schedule

      [b] Reports on Form 8K

        The Company submitted the following information on Form 8K in April
2000:
        The addition of Benjamin Brucker Weisman, Ph.D. to the Board of
        Directors and his appointment as Chief Executive Officer.  Mr.
        Bloomquist continues as Secretary of the Company.

                            SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

                                 DIABETEX INTERNATIONAL, CORP
                               ---------------------------------------
                               (Registrant)

May 31,2000                   /s/ Benjamin Weisman
------------------           ---------------------------------------
Date                          Benjamin Weisman, President

