Form 10KSB/A
period 1999-12-31
DIABETEX INTERNATIONAL CORP
filed 2001-01-12
CIK 1096132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT, 1934

For the Fiscal Year Ended December 31, 1999

Commission File Number  000-3080

DIABETEX INTERNATIONAL, CORP
         (Exact name of registrant as specified in its charter)

Nevada                                        870652348
(State or jurisdiction of               (I.R.S. Employer Identification No.)
incorporation or organization)

142 FERRY ROAD, SUITES 1 & 2, OLD SAYBROOK, CT    06475
( Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number including area code:   (860) 395-1933

Securities registered under Section 12 (b) of the Exchange Act: None Securities registered under Section 12 (g) of the Exchange Act:
Title of Each Class
       Common Stock, $ 0.002 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
last 90 days.  Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $ 40,605.00

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 2000 was based upon the last sale price of such stock on that date on the over-the-counter market commonly referred to as the "pink sheets" was $ 179,535,329. The number of shares of the Registrant's Common Stock outstanding on December 31, 1999 was
13,110,929 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to held on May 15, 2000 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy statement shall not be deemed a part of this Form.


PART I

ITEM 1.  THE COMPANY

Item 1.  Description of Business:

HISTORY OF THE COMPANY

Diabetex International Corporation ("Diabetex" or the "Company") was founded on September 14, 1983. The original name of the Company
was Sheridan Industries Inc.   Through a merger in December 1998,
the Company moved from Utah to Nevada and changed its name from Sheridan Industries, Inc. to Diabetex International Corporation to reflect its new strategy. This new strategy was to focus on diabetes-related products and services.

On June 30, 1999, Diabetex acquired the rights to a treatment program called Metabolic Activation for the treatment of metabolic diseases. This treatment program was the property of Advanced Metabolic Systems, a Delaware corporation ("AMSys"). In addition to Metabolic Activation, AMSys provided and continues to provide certain other products and services, which the Company did not wish to acquire and AMSys did not wish to license. In order to provide an avenue for the Company to acquire the rights to Metabolic Activation, AMSys spun a new corporation, Advanced Metabolic Technologies, Inc. ("AMTech"). All of the assets held by AMSys associated with metabolic disorders became the assets of AMTech. Diabetex, in turn, acquired 100% of this new company. AMTech is a wholly-owned subsidiary of Diabetex International Corporation. This acquisition combined two complimentary technologies, diabetes metering systems with diabetes treatment technology. In the trade of Diabetex's shares for AMTech, no "tax free" exchange status was sought.

AMSys operates in Connecticut. Its principal line of business is to provide consulting services to physicians in the area of metabolic disorder treatments. Diabetex assumed no liabilities of AMSys other than those required by any license now an asset of AMTech, its wholly-owned subsidiary. No creditor of AMSys was adversely affected by the acquisition of the assets transferred to AMTech. The consideration for the acquisition of the AMSys diabetes related assets is 1,232,261 shares of Common Stock valued at $10.00 per share (c.f. 10 Financial Statements).

Following the acquisition of AMTech from AMSys, AMSys continued to perform billing, collections and other administrative services for Diabetex for a period of one year. AMSys has not performed any services for Diabetex since June 30, 2000. These services are now performed by Diabetex personnel.

Diabetex believes it employs sufficient and appropriate personnel to operate this new subsidiary and to promote its clinical treatment business. The Company's personnel is addressed later in this registration statement, and all material employment contracts are made an exhibit hereto by reference.

In June 1999, the Company acquired an exclusive license from Hamilton-May Corporation ("Hamilton-May") for an insulin infusion pumping system. Hamilton-May is awaiting patents for this device, which has been named the "Fluid Micrometer". Hamilton-May, a Nevada corporation, has developed prototype devices with the ability to modify the current infusion pump systems with its fluid micrometer. This new technology is intended to deliver metabolic disorder treatment as well as Continuous Subcutaneous Insulin Infusion ("CSII") for individuals with diabetes while measuring glucose levels.

PRINCIPAL PRODUCTS AND SERVICES

Diabetex Non-Invasive Glucose Measurement Device:

The Company holds an exclusive worldwide license to manufacture, develop and market a non-invasive patented device for the measurement of blood glucose, glycosolated hemoglobin A1C (average blood glucose level measurement), and other blood levels to help treat diabetes and other diseases. Prototypes have been developed and there has been clinical testing for the purpose of refinement, but no request for approval from the Food and Drug Administration ("FDA") has as of yet been requested.
The Company plans to develop these devices to final production form and upon completion of production model units, submit them for clinical trials and testing in conjunction with FDA approval application. The Company continues to use original equipment manufacturer ("OEM") to produce the equipment to specification of the Company.

Metabolic Activation Treatment

Through the acquisition of AmTech, the Company has the exclusive license to market a patented metabolic treatment known as Metabolic Activation. Current medical publications also refer to this treatment as Hepatic Activation or Chronic
Intermittent Intensive Insulin Therapy ("CIIIT"). This treatment is delivered via a special intravenous infusion device, or pump, with the desired pattern of infusion pre-programmed into the pump. The pump currently used is the Bionica Microdose Pump, which has received a 501(k) market clearance from the FDA. Over the ten (10) years that this treatment has been in clinical use, including its trials and development, it has proven to prevent and in some cases reverse health complications caused by diabetes.

Training of Metabolic Activation Technicians

The Company, through its acquisition of AmTech, acquired all of the Clinic Operations Manuals, Training Manuals and the services of all training personnel used to oversee the establishment of Metabolic Activation Clinics. There has been no interruption of Clinics already operating, and the Company currently supplies all services and training required for these and new clinics by providing technical assistance to hospitals, doctors and support staff.

SALES AND MARKETING

As of December 31, 1999, the Company has not realized any significant income from any of its products. There have been no sales of its Biologic Monitoring Devices, or of its Infusion Devices. Metabolic Activation accounted for $ 40,605.00 in revenues.

The Company plans to develop a marketing plan using traditional channels of distribution. Management intends to fund its subsidiary's activities according to its business plan and is confident that it will be profitable in the future.

COMPETITION

The Company is competing within the medical research and development market. It believes it is well ahead of the competition in a "ready for market accurate" non-invasive glucose measuring device.

To the best of management's knowledge it is the only company developing a complete treatment system ranging from the monitoring of blood components to infusion of insulin and the treatment of metabolic illness using Metabolic Activation.

Metabolic Activation complements the traditional treatment of diabetes. Currently, Metabolic Activation is offered at clinics only. Insurance reimbursement has usually occurred upon appeal. The Company believes that as the procedure becomes more prevalent in the market, insurance and Medicare reimbursement may become more readily available.

RESEARCH AND DEVELOPMENT

The Company continues to develop an infusion pump to replace the Bionica Microdose and to miniaturize its monitoring devices for home use.

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

In addition, depending on the product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the Food and Drug Administration (FDA). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in such a way as it could cause harm or be injurious to health.

Under the 1976 Amendment and the Safe Medical Device Act, the FDA adopted regulations which classify medical devices based upon the degree of regulation the FDA believes necessary to assure safety and efficacy.
A device is classified as Class I, II or III device. Class I devices are subject only to general controls. Class II devices are or will be subject to "performance standards". Most devices are also subject to the 501(k) pre-market notification provision. In addition, Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are Class II and Class III devices and as such several may require FDA notification under Section 501(k) of the FDA Act.

The FDA has authority, to among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact on sales.
To date, the Company has had no FDA oversight problems, and none are pending to its knowledge.

MANUFACTURING AND QUALITY ASSURANCE

The Company currently does no manufacturing and relies on Hamilton-Clarke to provide protypes and other working models of its prospective products. Meatablic Activation requires no manufacturing.

The Company plans to use Original Equipment Manufaturers (OEM) for the manufacture of its products upon completion of their development. Quality control procedures are to be performed by the Company pursuant to standards set forth in the FDA's "Quality Systems Regulation". These procedures will include the inspection of components and full testing of finished goods.


TRADEMARKS, PATENTS AND COPYRIGHTS

The Company does not have any registered trademarks for its products, nor does it hold any patents. The Company does have a license agreement with Solid State Farms for the exclusive worldwide right to market, develop, exploit, manufacture and sell a blood glucose monitoring device. Solid State Farms holds 8 international patents on this technology.

The Company has a license agreement with Hamilton-May Corporation for the exclusive right to market, develop, exploit, manufacture and sell infusion pumps, including the "Fluid Micrometer Pump"

The Company, through its wholly-owned subsidiary Advanced Metabolic Technologies, Inc. (AMTech), has a license from Thomas T. Aoki, MD and his Research Institute to use and market a patented treatment for diabetes patients known as Metabolic Activation. All drugs used in Metabolic Activation therapy have met all FDA requirements for use on human patients, and the delivery device currently in use has received market-clearance pursuant to section 510(k) of the Food and Drug Act. The market-clearance number is K875316.


ITEM 2.  PROPERTIES

The Company does not own any real property. All of its equipment is in good working order. Its principal location at 142 Ferry Road, Suites 1 & 2, Old Saybrook, CT 06475 is rented.

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

                            STOCK PERFOMANCE

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

                         NUMBER OF SHAREHOLDERS

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

Revenues for 1999 were $40,605 and came solely from the Metabolic Activation business stream. These revenues represent a 100% increase over and above revenues from 1998 when the Company had only a glucose monitoring device as its sole income stream.

Total costs on a consolidated basis were $1,832,731 for 1999. Expenses on each business segment are as follows:

Biological Monitoring Devices:  $       0.00
Metabolic Activation:           $    381,989
Infusion Devices:               $     45,000
Corporate:                      $  1,832,721

The Company does not have any direct R&D expense; however, it has prepaid royalties in the amount of $249,703 to Solid State Farms, Inc., which funds have been used for development of its glucose monitoring device.

The Company issued shares equivalent to $15,322,610 for intangible assets of AmTech and $3,008 for its fixed assets. The Company continues to be largely dependent on financing working capital to continue operations.
Management is confident of finding appropriate financing avenues and that its business plan will provide profitable operations in the future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's cash and cash equivalents totaled
$ 351.00, an increase of $351.00 from the beginning of the period.  The
Company's working capital totaled $(  311,996) .

The Company currently has no lines of credit and borrowing, and therefore there has been no borrowing for the current year. The Company continues to seek appropriate financing which may include such lines of credit in the future.

At the time the Company entered into its icense agreement with Solid State
Farms, Inc. there were 44 international patents covering proprietary technology to monitor blood glucose levels non-invasively. At the time of this report 8 of these patents remain effective. The license fee is 7% of the adjusted gross sales price of all licensed products. As of December
31, 1999, the Company has made advanced payments of $249,703 on this royalty.

In addition to the licenses above, and as part of its agreement to purchase AmTech from AmSys, the Company agreed to pay to AmSys $200,000 in closing costs and other related expenses in connection with the purchase of AmTech. The Company has also agreed to pay AmSys $75,000 for services related to the insurance billing of AmTech for its metabolic activation therapy. Additionally, the Company also agreed to pay two (2)AmTech consultants for a period of one year at the rate of $5000.00 per month.

While the Company is concerned about its current lack of adequate funds, it is confident that appropriate funding activities are underway to provide adequate liquidity and capital resources for its year 2000 financial needs.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue: There have been no adverse effects on the Company's systems or operations or with its suppliers.

ITEM 7.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor                   F-1

Balance Sheets December 31, 1999                F-2

Statements of Income for Year Ended
December 31, 1999                               F-3

Statement of Shareholders' Equity for
Year ended December 31, 1999                    F-4

Statements of Cash Flows for Year
ended December 31, 1999                         F-6

Notes to Financial Statements                   F-9 to F-15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's definitive proxy statement to be mailed to shareholders on or before April 30, 2000 and to filed with the Securities and Exchange
Commission.

ITEM 10.  EXECUTIVE COMPENSATION

Reference is made to the section entitled "Compensation of Executive
Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the shareholders on or before April 30, 2000 and to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the shareholders on or about April 30, 2000, and to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) There have been no transactions or proposed transactions to which the Company was or is to be a party, in which any of its officers, directors or nominees had a direct or indirect material interest.

(B) The Company has not issued, either directly or indirectly, anything of value to any promoter, including money, shares, property, assets, contracts or options of any kind.

(C) The Company has not granted any material underwriting discounts or commissions upon the sale of securities to any party who was or is to be a principal underwriter or is a controlling person or member of a firm that was to be a principal underwriter.

(D) There have been no transactions either to purchase or sell assets of the Company extraordinary to the normal business operations of the Company.


PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  3.1   (a) Certificate of Incorporation of Registrant*

           (b) Bylaws of Registrant*

23.1   Consent of Independent Public Accountants

27.1   Financial Data Schedule

* Incorporated by reference from the Exhibits filed in the Registrant's
Registration Statement dated October 4, 1999 filed with the Securities and Exchange Commission.

(B)  Reports on 8-K filed: None for the period covered by this report.



DIABETEX INTERNATIONAL CORP

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor                   F-1

Balance Sheets December 31, 1999                F-2

Statements of Income for Year ended
December 31, 1999                               F-3

Statement of Shareholders' Equity for
Year ended December 31, 1999                    F-4

Statements of Cash Flows for Year
ended December 31, 1999                         F-6

Notes to Financial Statements                   F-9 to F-16



	Diabetex International Corporation and Subsidiary
	Consolidated Financial Statements
	December 31, 1999 and 1998

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Diabetex International Corporation and subsidiary
Sacramento, CA

We have audited the accompanying consolidated balance sheets of Diabetex
International Corporation (a Nevada Corporation) (a development stage enterprise) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove tation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, UT
April 12, 2000












INDEPENDENT AUDITOR'S REPORT
Board of Directors
Sheridan Industries, Inc.
New York, NY

We have audited the accompanying balance sheets of Sheridan Industries, Inc.
(a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity
(deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on September 14, 1983 through December
31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these finacial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall situation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Industries, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on September 14, 1993 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no operations to date. Since the Company has had no operations to date, there is substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 4.
The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Jones, Jensen & Company
January 15, 1997














Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets



                                  		    December 31,
                        	             1999      	    1998
Assets

CURRENT ASSETS
Cash (Note 1) 	                   $  	   351     	$	     -
Account Receivable (Net of
allowance of $0)		                  23,418     	           -
Total Current Assets		            23,769		     -

Property, Plant & Equipment
(Note 4)(Net)		                  2,408                  -

Other Assets
Intangible Assets
(Note 3) (Net)	                    14,770,772		     -
Prepaid expenses (Note 7)	           249,703		     -
                                    $ 15,046,652    $	           -

	LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable &
accrued expenses	                $   	152,952		    $	   4,050
Accounts payable-related
party (Note 6)		                  182,813			       -
Total Current Liabilities	            335,765			   4,050

CONTINGENCIES AND
   COMMITMENTS (Note 8)			           -    		            -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $.002 par value;
50,000,000 shares authorized,
13,110,929 and 42,511 shares
issued and outstanding
(Note 2)		                       26,222			           85
Additional paid-in
capital                              16,606,914		            153,499
Deficit accumulated during the
development stage		            ( 1,922,250)		    ( 157,634)

Total Stockholders'
Equity(Deficit)		             14,710,886		          (   4,050)
     	                           $   15,046,652	          $	       -





Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Operations


	                                                From
                                               		Inception on
							            September 14,
                 		For the Year Ended          	1983 to
                        December 31,                  December 31,
                              1999      	      1998    		1999
Statement of operations
REVENUES		    $	     40,605	        $	   -   	$    40,605

EXPENSES

     Amortization and
        Depreciation        778,008		         -		       778,008
     Professional Services  903,009		       650	  	       938,859
     Legal	     		     81,231		         -        	  81,232
     Public Relations	     13,794		         -        	  13,794
     Administrative	     29,179		         -   	       150,462

   Total Expenses	        1,805,221		       650		     1,962,355

NET LOSS BEFORE
   INCOME TAXES	     (  1,746,616) 	     ( 650) 	   (  1,921,750)

PROVISION FOR
   TAXES (Note 1)			-   		         -   	   (        500)

NET LOSS	        $  (  1,746,616) 	  $  (  650)      $  (  1,922,750)

LOSS PER SHARE
   (Note 1)		  $  (      .14) 	        $  (  .02	)

AVERAGE SHARES
   OUTSTANDING	    12,288,901		     42,511

















Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

       						                      Accumulated
           				                   Capital in     Deficit During
                          Common  	Common       Excess of      Retained
                          Shares    Stock        Par Value      Deficit
Stockholders' Equity

Balance, December 31, 1989    862 $	   2 	  $	    94,173 	$   (  96,973)
Loss for the Year              -       -	           -          (     130)
Balance, December 31, 1990   862 	   2 		    94,173 	    (  97,103)
Issues 225 shares to an
officer in cancellation of debt
at $16.77 per share 	     225       1 	           3,772	          -

Loss for the Year             -   	   -   	       -   	    (   3,333)
Balance, December 31,1991 1,087 	   3 		    97,945 	    ( 100,436)
Expenses paid on the
Company's behalf
contributed to capital        -   	   -    	     2,666 	          -
March 5, 1992, issued 1,250
shares for services rendered
for $8 per share 	       1,250 	   2 		     9,998            -
Loss for the Year            -   	    -   	      -   	    (  10,278)
Balance, December 31,
1992	                   2,337 	    5 	    110,609     ( 110,714)
Loss for the Year	           -   	    -   	     -  	    (     136)
Balance, December 31,
1993                    2,337          5 		    110,609     ( 110,850)
October 17, 1994, issued
25,000 shares for expenses paid
on the Company's behalf for
$.84 per share 	     25,000 	   50           20,950            -
Expenses paid on
the Company's behalf
contributed to capital	     -   	     -             612            -

Loss for the Year           -   	     -   	        -       (   22,903)
Balance, December 31,
1994	                  27,337 	    55 	   132,171 	    (  133,753)
Expenses paid on the
Company's behalf
contributed to capital     -   	      -   	     1,227            -

Loss for the Year          -  		-              -      (      100)
Balance, December 31,
1995                  27,337         55 	        133,398 	    (  133,853)
Loss for the Year	         -         -   		         -      (      100)
Balance, December 31,
1996	                 27,337         55 	        133,398      (   133,953)




Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

                                   	                     Accumulated
				                  Capital in     Deficit During
                          Common Common   Excess of      Retained
                          Shares Stock    Par Value      Deficit
Stockholders' Equity

Balance, December 31,
1996		                    27,337 $	  55 $      133,398 	$  (  133,953)
Shares issued for asset
of Aladdin Transportation,
Landmark, Inc.
and Over 100, Inc.
for $0 per share 		        82,500     165 	   (     165)		 -
Shares issued for
incentives for loans
to Aladdin Transportation,
Landmark, Inc. and
Over 100, Inc. for $.80
per share 		            25,163       50 	     20,081	             -
Shares canceled by
various shareholders       (  10,000)    ( 20)          20 	             -
Shares canceled for
acquisition of
Aladdin Transportation,
Landmark, Inc.
and Over 100, Inc.        (   82,500)   ( 165)        165		       -
Shares issued for
Presidential and
Regal Limousine Service
for $0 per share 	           4,000 		 8        (    8)             -
Shares canceled for
Presidential
and Regal Limousine
Service		      (    4,000)	  (   8)            8 	             -
Net Loss for the Year	      -   	    -               -       (   23,031)
Balance, December 31,
1997		                 42,500     85        153,499       (  156,984)
Rounding due to reverse
stock split (Note 2)	         11      -   		  -               -

Net Loss for the Year	          -      -   		  -       (      650)
Balance, December 31,
1998		                 42,511     85 	  153,499 	    (  157,634)









	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
    	   					                         Accumulated
	                                       Capital in  	Deficit During
                          Common    Common   Excess of   	Retained
                          Shares    Stock    Par Value   	Deficit
Stockholders' Equity
Balance, December 31,
1998         	          42,511   $   85   $   	153,499 $  (   157,634)
Shares issued for
cash at $.002
per share 		      8,387,800   16,775		   530	     -
Shares issued for
services at $.05
 per share (Note 2)    2,000,000	4,000		     96,000	           -
Shares issued for
cash at $.05
 per share 		      875,100	1,750		     45,767	           -
Shares issued for services
at $3 per share
(Note 2)                 50,000	  100	          149,900	           	-
Shares issued for cash
at $3 per share           1,000	    2	            2,998		      -
Shares issued for cash
at $10 per share	        21,307	   43		    213,027	           -
Shares issued for 100%
of shares of Advanced
Metabolic Technology
at $10 per share
(Note 3)               1,232,261	2,465	       12,320,145	           -
Shares issued for
intellectual properties
Hamilton-May, Inc.
at $10 per share
(Note 3 )               300,000	 600	       2,999,400	           -
Expenses paid by
shareholder in
Company behalf		     -          -   	     4,050	           -
Shares issued to
Phoenix Energy
 (Note 3)		      35,000	   70	         349,930	           -
Shares issued for
services at
 $10. (Note 2)	      12,500	   25	         124,975	           -
Shares issued for
cash at $10		       3,450	    7           34,493             -
Shares issued for
services at
   $.75 (Note 2)	     150,000	  300	         112,200	           -
Net Loss for the Year      -            - 	        -     (1,746,616)
Balance, December 31,
 1999		        13,110,929    $ 26,222  $  16,606,914 	$ (1,922,250)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows
                                                         From
                                                         Inception on
				       	                     September 14,
		   	       For the Year Ended              1983 to
                         December 31,         	         December 31,
	                            1999      	1998   	         1999
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss	                 $  (1,764,616) 	$ (   650) $ 	( 1,922,250)
   Adjustments to net cash
     used by operating activities:
    Depreciation &
        Amortization	          778,008		         -   	    778,008
    Stock issued for
services/expenses	                712,500		         -    	   763,631
    Expenses paid by
      a shareholder on the
      Company's behalf	            4,050		         -    	     8,555
    Increase (Decrease)
    in accrued expenses		    331,715		       650	         335,765
    Increase (Decrease)
       in pre-paid	      (   124,702) 	        -   	(   124,702)
    Increase (Decrease)
      in accounts receivable  (    23,418) 	        -   	(    23,418)
Net Cash Used by
  Operating Activities	      (    86,463)              -   	(   184,411)
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Cash paid for acquisition
         of intangibles	    (    225,570) 		  -   	(   225,570)
    Cash paid for fixed
    assets			    (      3,008) 		  -   	(     3,008)
Net Cash Provided by
 Investing Activities  	    (    228,578) 	        -   	(   228,578)
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Issuance of common stock      315 392		         -   	    429,165
   Stock offering costs	               -   		   -   	(    15,825)
Net Cash Provided by
 Financing Activities            315,392		         -    	   413,340
NET INCREASE
(DECREASE)IN CASH			      351 		         - 		       351
CASH, BEGINNING
   OF PERIOD	                    -   		   -  	         -
CASH, END OF PERIOD	    $	          351	    $	   -   	$       351
	CASH PAID FOR:
  Interest 	   		    $	            -    	    $	   -        $        -
  Income taxes		    $	            -    	    $	   -        $        -



Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

                   	                                   From
                                                           Inception on
                             				           September 14,
                      		For the Year Ended           1983 to
                         December 31,                	     December 31,
                         	1999            	1998   	        1999
CASH FLOWS

Non Cash Transactions
Stock Issuance for
 Services 		  	   $	  712,500	    $    -   	$    763,631
Acquisition of Intangibles $ 15,322,610       $	   -   	$ 15,322,610
  Prepaid expenses         $    125,000	    $    - 	      $    125,000





Diabetex International Corporation and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND HISTORY

A.  Organization

The financial statements presented are those of Diabetex International
Corporation (formerly Sheridan Industries, Inc.) ( a development stage company). The Company was incorporated under the laws of the State of Utah on September 14, 1983. The Company changed its name to Associated
Healthcare, Inc. during 1991 but later rescinded the name change and reverted back to Sheridan Industries, Inc. The Company has never had any operations up to December 31, 1998 and in accordance with SFAS #7, is considered a development stage company. The Company is now involved in the treatment of the disease of diabetes.

In 1998, the Company created, and later merged with, a Nevada subsidiary and changed its name to Diabetex International Corporation.

In June 1999, the Company purchased all of the shares of Advanced Metabolic
Technologies, a Nevada corporation (AMT) (See Note 3 for discussion of AMT and its activity). AMT was formed on May 19, 1999 as a wholly-owned subsidiary of Advanced Metabolic Systems (AMS) which transferred an exclusive license to patented proprietary technology for the treatment of diabetes known as Metabolic Activation.

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

The Company has cumulative net operating loss carryforwards of over $1,850,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount. The net operating losses expire in the year 2003.

e.   Cash or Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.   Consolidated Financial Statements

The consolidated financial statements include the accounts of Diabetex
International Corporation and its subsidiary, Advanced Metabolic Technology.
Collectively, these entities are referred to as the Company. All significant inter-company transactions and accounts have been eliminated.

g.   Impairment of Long Lived Assets

All long-lived assets (including intangible assets) are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal to the asset's carrying amount. If the carrying amount exceeds the undiscounted future cash flows then the impairment charge is calculated as the excess of the carrying amount of the asset over its fair market value.


   Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND HISTORY (continued)
h.   Stock compensation awards and other non cash transactions

The Company entered into several transactions that involved stock or stock options for goods or services and acquisitions of subsidiaries and medical technologies. These transactions were recorded at estimated fair market value of the stock being offered at private placement prices to the general public, publicly traded prices, or some other fair value as best determined by the board of directors with the facts and circumstances present at the time of the transaction. (See Note 2 regarding specific transactions.)

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

The transactions were recorded at estimated fair market value of the stock, specifically the price of stock being offered at private placement prices to the general public, or some other negotiated arms length transaction as best determined at the time by the board of directors. The following transactions occurred in the first six months of 1999:

-In January, 1999, 2,000,000 shares were issued for services rendered for assistance in obtaining the Company's license to 8 patents covering technology related to non invasive blood glucose monitoring. These shares were valued at $.05 per share or total value of $100,000.

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

In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $0.75 per share.

In December, 1999, 100,000 shares of stock were issued to Philip Blomquist for services performed early in the year for the Company and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $0.75 per share.

In October, November and December, 1999, Dominion purchased 3,450 shares of restricted stock at $10 per share from a purchase agreement obtained in March
1999. (Note 9).

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS

Advanced Metabolic Technologies (AMT)
AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy).
A patent has been granted covering the therapy (May 1988) and the patent is a subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents. The therapy has been developed at the Aoki Diabetes Research Institute (ADRI) under the direction of Dr. Thomas Aoki. ADRI maintains its offices and clinic at 3100
O Street, Sacramento, California

This treatment is delivered by special intravenous infusion devise (pump) with the treatment programmed into the devise. The devise (Bionica
Microdose) with the Company's treatment embedded in the devise has been FDA approved and in use since 1988. The treatment has been refined over the years including clinical use on human subjects, and clinical trials for over ten years with constant following of patients to demonstrate the ability of the treatment to prevent, stop and in some ways reverse the common complications of diabetes.




Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation of eyesight degeneration, improved heart metabolism, cessation of diabetic hyper/hypo glycemic blackouts, and improved sense of general health and well being and other benefits. Presently, five private clinics administer the therapy to patients on a fee basis. The Company carries this asset on its books at a cost of $12,548,180 paid in stock and cash.

The Company issued 1,232,261 shares of common stock for all the outstanding shares of AMT (800,000 shares). The only asset of AMT was the license to market a therapy known as hepatic activation or metabolic activation. As part of the acquisition, the Company agreed to pay a $50,000 outstanding debt of AMT, pay all legal costs of the acquisition, and pay directly to the stockholder of AMT, cash in the amount of $150,000 over a period of 10 months.

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

Herein is a summary of the purchase of Advanced Metabolic Technology (AMT) and Hamilton/May pump:

AMT

Purchase of AMT intellectual properties:
Stock (1,232,261 shares @ $10 per share)			       $12,322,610
Cash paid for legal services on transaction        	            25,570
Cash paid over time ($15,000 over 10 months)
(note 6)	                                                     150,000
Assumption of debt (note 6)                                       50,000
                                                              12,548,180
Hamilton/May

Purchase of Hamilton/May pump
Stock (300,000 shares @ $10 per share)			         3,000,000

Total       		                                    $ 15,548,180


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

Solid State Farms and the Company have several common shareholders with the Company and has entered into a 7% royalty agreement for any sale of its products or services. The Company has advanced $249,703 towards those royalties. (See Note 7 and 8).






Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 7 - PREPAID EXPENSES

As part of the licensing agreement with Solid State Farms, Inc. (Note 8), the Company has agreed to pay a royalty of 7% of all sales of products or services of the Solid State technology. The contract calls for advances to be paid against the royalties to assist Solid State in the development of its current and future products and other ongoing general overhead of Solid
State.  In 1999, the Company advanced $249,703 towards these expenses.

Prepaid expenses consists of the following:

Advances to affiliate for advance
   royalties (Note 8)   		$ 249,703
                         	      $ 249,703

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of AMT, the Company agreed to pay $200,000 to Advanced Metabolic Systems (AMS), former parent of AMT, in closing costs and other expenses related to the previous licensing agreement between AMS and Aoki Diabetes Research Institute (ADRI) to fund the continuing research of ADRI into advancing the metabolic activation process through a 5% royalty on all revenues of the metabolic activation technology developed by AMT. The
Company also agreed to pay AMS $75,000 for services related to insurance billing of AMT for its metabolic activation therapy. $12,500 of unpaid consulting fees was accrued for the six months ended December 31, 1999.

The Company signed an agreement effective June 30, 1999 to fund two consulting contracts for a total cost of $220,000 per year ($18,334 per month). Of this amount, $7,500 is accrued per month until such time as the Company can determine that it can pay the additional compensation. The consulting contracts are for a period of two years and is renewable for another year upon approval of both parties. The consulting agreement for $10,000 per month is payable in cash or restricted stock which will be valued price for a period of 30 days before the payment of the services. Total compensation paid through December 31, 1999 was $7,000. Accrued compensation at December 31, 1999 was $103,000.

In 1999, The Company entered into a licensing agreement with Solid State
Farms, Inc. for their 44 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The agreement calls for a payment of a 7% of the adjusted gross sales price on all licensed products. The Company has made advance royalty payments of $249,703 on this royalty as of December 31, 1999.

NOTE 9 - STOCK OPTIONS/PRIVATE PLACEMENT OF RESTRICTED STOCK

In March, 1999, the board of directors set the price of restricted stock sales at $10 per share and offered a foreign corporation an extended agreement for a period of one year to purchase 50,000 restricted shares for the $10 price. 25,243 options remain un-purchased at December 31, 1999.


Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 9 - STOCK OPTIONS/PRIVATE PLACEMENT OF RESTRICTED STOCK (continued)

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

As of December 31, 1999, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

                      Biological    Metabolic   Infusion
                      Monitoring   Activation   Devices   Corporate  Total

Income Statement Information

Sales	              $       -   $   40,605   $      -  $      -    $ 40,605

Expenses                    -      422,594      45,000 1,365,127  1,832,721

Profit/loss
from operations     $        -   $(381,989)   $(45,000(1,240,127)(1,667,116)

Balance Sheet Information

Assets	        $        -  $11,920,771  $2,850,000$ 275,881 $15,046,652

Liabilities         $        -  $ 310,248    $      -  $  25,517 $   335,765

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management intends to fund its subsidiaries' activities, according to the business plan, and emerge profitable sometime in the future.







