Form 10-Q/A
period 2000-03-30
DIABETEX INTERNATIONAL CORP
filed 2001-01-12
CIK 1096132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10Q-SB
Amended

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Period ended March 31, 2000

Commission file number: 0-30380

                        Diabetex International Corporation
                 --------------------------------------------------
                 (Exact name of registrant as specified in charter)

Nevada                                      87-0652348
----------------------                   -------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

142 Ferry Road, Suites 1 & 2, Old Saybrook, Ct.    06475
-----------------------------------------------   ------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:(860)395-1933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]            No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

      March 31, 2000   Common Shares 13,201,599 at par value $.001

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

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Crouch, Bierwolf & Chisholm
May 16, 2000

















	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets

         	                 ASSETS
                                 		March 31,  	December 31,
			                        2000      	1999

CURRENT ASSETS
Cash (Note 1) 				    $	   90,423     $    351
Account Receivable (Net of
allowance of $0)	                           23,647	     23,418
Total Current Assets				  114,070	     23,769

Property, Plant & Equipment (Note 4)(Net)     2,258	      2,408

Other Assets
Intangible Assets (Note 3) (Net)	     14,382,06       14,770,772
Prepaid expenses (Note 7)			 783,595          249,703
                                       $15,281,991      $15,046,652

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & accrued expenses	    $	   175,250    $	152,952
Accounts payable-related party (Note 6)	   156,342	      183,812
Total Current Liabilities			   331,592	      335,765

CONTINGENCIES AND
   COMMITMENTS (Note 8)					-   	         -

STOCKHOLDERS' EQUITY
Common stock; $.002 par value;
 50,000,000 shares authorized,
 13,265,299 and 13,110,929 shares
 issued and outstanding (Note 2)	          26,531	     26,222
Additional paid-in capital		      17,336,805   16,509,414
Deficit accumulated during the
  	  development stage	          (  2,412,937)(  1,824,750)

Total Stockholders' Equity		      14,950,399	  14,710,886
     				                $ 15,281,991 $  15,046,652














Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Operations

           CONSOLIDATED STATEMENTS OF OPERATIONS
    							                 From
        						                 Inception on
                               For the                     September 14,
                               Three Months Ended          1983 to   				                   March 31,                   March 31,
				        2000       1999       2000
Statements of operations
REVENUES			    $  26,700      $     -     $        67,305

EXPENSES

Amortization and
Depreciation		 	       388,854	        150	      1,166,862
Professional Services		       108,932		  -	      1,047,791
Legal		 		         7,400		  -              88,632
Public Relations		 	   300	      1,600              14,094
Administrative			         11,902	    318,320             162,364

Total Expenses			        517,388	    320,070	      2,479,743

NET LOSS BEFORE
   INCOME TAXES			       (490,688)     (320,070)      ( 2,412,438)

PROVISION FOR
   TAXES (Note 1)		          -   	        -           (       500)

NET LOSS			      $ (490,688)  $(   320,070)  $ ( 2,412,938)

LOSS PER SHARE
   (Note 1)			      $	    (.04)   $   (  .02)

AVERAGE SHARES
   OUTSTANDING		            13,201,599	   11,322,411

















Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

           STOCKHOLDERS' EQUITY
				                          Accumulated
      				             Capital in   Deficit During
                              Common  Common Excess of    Retained
	                      Shares  Stock  Par Value    Deficit
Stockholders' Equity
Balance, December 31, 1989	 862 $    2 $   94,173 	$  (96,973)

Loss for the Year	           -      -          -     (   130)
Balance, December 31, 1990       862      2     94,173 	   (97,103)

Issues 225 shares to an
officer in cancellation of debt
at $16.77 per share   	         225 	  1      3,772 		 -

Loss for the Year		   -      -          -      (  3,333)
Balance, December 31, 1991     1,087      3     97,945      (100,436)

Expenses paid on the Company's
 behalf contributed to capital	   -      -   	2,666 	     -

March 5, 1992, issued 1,250
 shares for services rendered
 for $8 per share 	      1,250       2     9,998 	     -

Loss for the Year		  -       -   	  - 	   (   10,278)
Balance, December 31, 1992    2,337 	  5    110,609 	   (  110,714)

Loss for the Year		  -   	  -         -      (      136)
Balance, December 31, 1993    2,337       5    110,609     (  110,850)

October 17, 1994, issued
 25,000 shares for expenses paid
 on the Company's behalf for
 $.84 per share 	    25,000 	 50     20,950             -

Expenses paid on the Company's
behalf contributed to capital    -         -       612 		   -

Loss for the Year	         -         -         -       (   22,903)
Balance, December 31, 1994  27,337        55   132,171       (  133,753)

Expenses paid on the Company's
 behalf contributed to capital   -         -     1,227 		   -

Loss for the Year	         -        -   	    -         (     100)
Balance, December 31, 1995  27,337       5    133,398 	      ( 133,853)

Loss for the Year		 -       -   	    -         (     100)
Balance, December 31, 1996  27,337      55    133,398 	      ( 133,953)



	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

           STOCKHOLDERS' EQUITY -CONTINUED
	                                                         Accumulated
                                               Capital in   	 Deficit During
	                    Common      Common Excess of   	 Retained
	                    Shares      Stock  Par Value  	 Deficit
Stockholders' Equity
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



	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

           STOCKHOLDERS EQUITY - CONTINUED
				                                 Accumulated
				                 Capital in   	 Deficit During
	                        Common    Common Excess of   	 Retained
	                        Shares    Stock  Par Value       Deficit
Shareholders' Equity
Balance, December 31, 1998      42,511 $    85 	$   153,499  $     (157,634)

Shares issued for cash at $.002
per share                    8,387,800  16,775   	530		-

Shares issued for services at $.05
per share (Note 2)	     2,000,000	 4,000       96,000		-

Shares issued for cash at $.05
per share                      875,100   1,750	     45,767		-

Shares issued for services at $3
per share (Note 2)	        50,000	   100	    149,900	        -

Shares issued for cash at $3
per share	                 1,000	     2        2,998	        -

Shares issued for cash at $10
per share                       21,307	    43	     213,027	        -

Shares issued for 100% of
shares of Advanced Metabolic
Technology at $10 per
share (Note 3)		    1,232,261	  2,465	  12,320,145	        -

Shares issued for intellectual
properties Hamilton-May, Inc.
at $10 per share (Note 3)     300,000      600	   2,999,400	        -

Expenses paid by shareholder in
Company behalf		            -         -        4,050    	-

Shares issued to Phoenix Energy
(Note 3)                       35,000	     70	      349,930	        -

Shares issued for services at
$10. (Note 2)	               12,500	     25		124,975  	-

Shares issued for cash at $10   3,450	       7	 34,493		-

Shares issued for services at
$.10 (Note 2)                 150,000	     300	112,200 	-

Net Loss for the Year               -  	        -       	-      (1,764,616)

Balance, December 31, 1999  13,110,929 $ 26,22    $  16,606,914     $(1,922,250)

	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

          STOCKHOLDERS' EQUITY -CONTINUED
  	                                                            Accumulated
		                                Capital in          Deficit During
	                     Common   Common    Excess of           Retained
	                     Shares   Stock     Par Value           Deficit
Shareholders' Equity
Balance, December 31, 1999 13,110,929 $ 26,222 $  16,606,914	 $  (1,922,250)

Shares issued for cash at $10
per share		       1,770         4	      17,696		-

Shares issued for services at
$5 per share	               2,000	     4	        9,996		-

Shares issued for services at
$5 per share	             100,000	   200	     499,800		-

Shares issued for cash at $5
per share                     12,100	    24	       54,976		-

Shares issued for cash at $5
per share (net of commissions
of $27,500)	              38,500	    77        147,423		-

Net Loss, March 31, 2000	  -   	     -  	-   	       (490,688)

Balance, March 31, 2000   13,265,299   $ 26,531  $  17,336,805    $  (2,412,938)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

          STATEMENTS OF CASH FLOWS									                                                       From
	              					       Inception on
	                       For the Three                   September 14,
			       Months Ended           	       1983 to
			       March 31,              	       March 31,
			       2000     	1999           2000
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss	       $     (    490,688)   $	(     320,070)	$(     2,412,938)
   Adjustments to net cash
    used by operating activities:
    Depreciation &
    Amortization	          388,854		  150 	       1,166,862
    Stock issued for
    services/expenses		   10,000	      250,000		 773,631
    Expenses paid by
    a shareholder on the
    Company's behalf	        	-   		-   		   8,535
    Increase (Decrease)
    in accrued expenses	      (      4,173) 		-   		  331,592
    Increase (Decrease)
    in prepaids		      (  33,892) 		-   	  (       158,594)
    Increase (Decrease)
    in accounts receivable    (     229) 		-   	  (        23,647)
Net Cash Used by
  Operating Activities        ( 130,128) 	  (      69,920)  (       314,539)

CASH FLOWS FROM
 INVESTING ACTIVITIES
 Cash paid for acquisition
 of intangibles		 	      -   	 	 -         (       225,570)
 Cash paid for fixed assets	      -   	  (       3,008)   (         3,008)
Net Cash Provided by
 Investing Activities		      -   	  (       3,008)   (       228,578)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Issuance of common stock	247,700		         76,117             676,865
 Stock offering costs	     (   27,500)	         -          (        43,325)
Net Cash Provided by
Financing Activities		220,200		         76,117		    633,540

NET INCREASE
(DECREASE)IN CASH	          90,072		  3,189		     90,423

CASH, BEGINNING
   OF PERIOD	  	             351		       -   		-

CASH, END OF PERIOD	  $	  90,423	$	   3,189    $        90,423

CASH PAID FOR:
Interest 		  $	      -  	$	       -     $	         -
  Income taxes		  $	      -   	$	       -     $	         -

Non Cash Transactions
 Stock Issuance for
  Services 		  $	 10,000		$	  250,000     $     773,631
Acquisition of Intangibles$	      -   	$	       -      $  15,322,610
  Prepaid expenses	  $	500,000	        $	       -      $     125,000

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

c.   Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted loss per share and basic loss per share at December 31, 1999 is he same since any outstanding stock equivalents at December 31, 1999
(335,243 shares) would be antidilutive. There were no outstanding stock equivalents for all other periods; therefore, basic and fully diluted shares are the same.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY (continued)

d.  Provision for Taxes

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1998 and was applied retroactively.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and eporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $1,850,000 t December 31, 1999. No effect has been shown in the financial statements. for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount. The net operating losses begin to expire in the year 2003.

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

g.   Impairment of Long Lived Assets

All long-lived assets (including intangible assets) are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use the asset and its eventual disposal to the asset's carrying amount. If the carrying amount exceeds the undiscounted future cash flows, then the impairment charge is calculated as the excess of the carrying amount of the asset over its fair market value.

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

The transactions were recorded at estimated fair market value of the stock, specifically the price of stock being offered at private placement prices to the general public, or some other negotiated arms length transaction as best determined at the time by the board of directors. The following transactions occurred in the first six months of 1999:

-In January, 1999, 2,000,000 shares were issued for services rendered for assistance in obtaining the Company's license to 44 patents 8 of which are still active covering technology related to non invasive blood glucose monitoring.
These shares were valued at $.05 per share or total value of $100,000.

-In March, 1999, 50,000 shares were issued for services rendered related to the acquisition of Advanced Metabolic Technologies. The shares were valued at $3 per share or $150,000.

- In June, 1999, 1,232,261 shares were issued for acquisition of all of the stock of Advanced Metabolic Technologies (see note 3). The purchase price was 10 per share or a total value of $12,322,610. The fair market value of the stock was $10 (private placement purchase price). The Company had an appraisal completed on Advanced Metabolic Technologies intellectual properties which substantiated a value greater than the purchase price (Note 3).

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

In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares an occur. Due to these additional restrictions, the shares were valued at $0.75 per share.

In December, 1999, 100,000 shares of stock were issued to Philip Blomquist for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule
144 restrictions
and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $0.75 per share.

In October, November and December, 1999, Dominion exercised 3,450 options at $10 per share it possessed from an option grant in March 1999.

In January, February and March, 2000, Dominion purchased 1,770 shares of restricted stock at $10 per share from a purchase agreement obtained in March 1999.

In February, 2000, 100,000 shares were issued at $5 per share to Dr. Sami Hashim for consulting work regarding the miniaturization and perfection of DBTX's noninvasive blood glucose monitors and hyper/hypo glycemic warning devices.

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

Hamilton May
Hamilton May Corporation has sold the Company a license to market, and otherwise exploit, that certain mechanical device known as the Hamilton May Pump (the pump). The license includes any and all improvements to the pump and rights to patent protection if a patent, covering the pump, is ever granted. The pump has been developed under the direction of Dr. Nardo Zaias
f Miami, Florida. The pump has been shown to have the ability to deliver pulses of insulin and insulin related products to patients with tremendous precision and without shear. The pump has the feature of being a two-way system in that it has the capacity to both deliver and draw when attached to a
patient.   The pump is in design stage and has not been approved by the FDA.

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

Solid State Farms and the Company have several common shareholders with the Company and has entered into a 7% royalty agreement for any sale of its products or services. The Company has advanced $783,595 towards those. royalties as of March 31, 2000. (See Note 7 and 8).

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	March 31, 2000 and December 31, 1999

NOTE 7 - PREPAID EXPENSES

As part of the licensing agreement with Solid State Farms, Inc. (Note 8), the Company has agreed to pay a royalty of 7% of all sales of products or services from the Solid State technology. The contract calls for advances to be paid against the royalties to assist Solid State in the development of its current and future products and other ongoing general overhead of Solid State. In the first quarter, 2000, the Company advanced $533,892 ($33,892 in cash, $500,000 in stock) towards these expenses.

Prepaid expenses consists of the following:

Advances to affiliate for advance
   royalties (Note 8)					$ 783,595
                                                $ 783,595

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of AMT, the Company agreed to pay $200,000 to Advanced Metabolic Systems (AMS), former parent of AMT, in closing costs and other expenses related to the previous licensing agreement between AMS and Aoki Diabetes Research Institute (ADRI) to fund the continuing research of ADRI into advancing the metabolic activation process through a 5% royalty on all revenues of the metabolic activation technology developed by AMT. The Company also agreed to pay AMS $75,000 for services related to the insurance billing of AMT for its metabolic activation therapy. $31,250 of unpaid consulting fees was accrued at March 31, 2000.

The Company signed an agreement effective June 30, 1999 to fund two consulting contracts for a total cost of $220,000 per year ($18,334 per month). Of this amount, $7,500 is accrued per month until such time as the Company can determine that it can pay the additional compensation. The consulting contracts are for a period of two years and is renewable for another year upon approval of both parties. The consulting agreement for $10,000 per month is payable in cash or restricted stock which will be valued at one half of the average bid price for a period of 30 days before the payment of the services. $133,000 in compensation was accrued for the period ended March 31, 2000.

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

As of March 31, 2000, the Company has not realized significant income from any f the three distinct technologies. Other selected financial information regarding each segment as follows:

             MARKET SEGMENT

                          Biological    Metabolic   Infusion
                          Monitoring   Activation   Devices   Corporate    Total

Income Statement Information
Sales	                 $        -    $  26,700    $        -   $      -  $26,700

Expenses	                    -      368,905         75,000    73,483  517,388
Profit/loss from operations     -    $(342,205 )  $  75,000)$(73,483)  (490,688)

Balance Sheet Information

Assets		     $        -    $11,630,714  $2,775,000 $ 6,275  15,281,989

Liabilities	           $        -	 $   289,342   $       - $   42,250  $31,592



                                   DIABETEX INTERNATIONAL CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)

                                   MANAGEMENT'S DISCUSSION AND
                                   ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's working capital for the first three (3) months of
2000 decreased  $ 90,072 from December 31, 1999 to $351.   Since the
Company was first being formed during 1999 there is no similar period with which to compare these results. The decrease in working capital is primarily due to the fact that the Company is in the development stage and its major products are still in the development stage as well resulting in poor sales and revenues results. The Company continues its efforts to raise working capital through various means of private and public financing.

RESULTS OF OPERATIONS:

Net sales for the first three (3) months of 2000 were $ 26,700 an
increase  over the same period in 1999.   Sales revenues are the
result of the Company's Metabolic Activation therapies. The pump and glucose monitoring devices have yet to be sold on the open market, as they are still under development.

The operating loss for the first three (3) months of 2000 was $491,000. This loss is due to the Company's minimal sales and the development costs for the pump and glucose monitoring devices.
The Company's Metabolic Activation therapies are responsible for all of the Company's sales to date. While the benefits of these therapies have been tested and proven over the last ten (10) years, they are recently becoming wide spread. Management is confident that these therapies will continue to gain wide acceptance in the medical industry and will provide significant revenues in the future.

There are no financial accounting standards that have become effective during this period that will have any substantial effect on the Company's financial condition or results of its operations.

PART II  OTHER INFORMATION

Item #6  Exhibits and Reports on Form 8K

  (a)  Exhibit 27 Financial Data Schedule

  (b) No reports have been filed on Form 8K during the quarter ended March 31, 2000


PART III    Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Diabetex International Corp.
                                                 -----------------------------
                                                 Registrant

Dated: December 5, 2000           By:  /s/ Benjamin Weisman
                                    -------------------------
                                     Benjamin Weisman, CEO