Form 10-Q/A
period 2000-03-30
DIABETEX INTERNATIONAL CORP
filed 2001-01-12
CIK 1096132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10Q-SB
Amended

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Period ended September 30, 1999

Commission file number: 0-30380

                        Diabetex International Corporation
                 --------------------------------------------------
                 (Exact name of registrant as specified in charter)

Nevada                                      87-048228
----------------------                   -------------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)		   Identification No.)

142 Ferry Road, Suites 1 & 2, Old Saybrook, Ct.    06475
-----------------------------------------------   ------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:
   (860)395-1933

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

      September 30, 1999   Common Shares 12,035,552 at par value $.001

PART 1 FINANCIAL INFORMATION

	Diabetex International Corporation and Subsidiary
	Consolidated Financial Statements
	September 30, 1999









	Diabetex International Corporation and Subsidiary
	(Formerly Sheridan Industries, Inc.)
	Consolidated Financial Statements
	September 30, 1999, December 31,1998 and 1997


INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Diabetex International Corporation and subsidiary
Sacramento, CA


We have audited the accompanying consolidated balance sheets of Diabetex International Corporation (a Nevada Corporation) (a development stage enterprise) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the financial statements of Diabetex International Corporation for the period September 14, 1983 to December 31, 1996 were audited by other accountants whose report dated January 15, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall situation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diabetex International Corporation at December 31, 1998 and 1997, and the results of its operations and cash flows for the years 1998 and 1997, and for the period from September 14, 1983 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, UT
September 28, 1999









INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sheridan Industries, Inc.
New York, NY

We have audited the accompanying balance sheets of Sheridan Industries, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on September 14, 1993 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over ation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Jones, Jensen & Company
January 15, 1997













   Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets

	                            ASSETS

	                                  September 30,	     December 31,
	                                  1999      	     1998   	1997
	                                  (unaudited) 	(audited)     (audited)
CURRENT ASSETS
Cash (Note 1) 	                   $	6,057		     $	     -  $	     -
Account Receivable (Note 1)		      35,500			           -   			   -
Prepaid expenses (Note 7)		       144,928		           	-   			   -
Total Current Assets		            186,485			           -   			   -

Property, Plant & Equipment
(Note 4)(Net)		                     2,558			           -   			   -

Intangible Assets (Note 3) (Net)	 15,159,476			        -   			   -
                                 $15,348,519		   $     -   $     -

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	                  $    81,445		$	4,050		$  3,400
Accounts payable-related
party (Note 6)	                        200,000			     -   			   -
Total Current Liabilities		            281,445			 4,050		   3,400

CONTINGENCIES AND
   COMMITMENTS (Note 8)		                    -   		   -   			   -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $.002 par value;
 50,000,000 shares authorized,
 12,909,979, 42,511 and 42,511
 shares  issued and outstanding
 (Note 2)		                             25,820			     85	         85
Additional paid-in capital		        15,985,316			153,499     153,499
Deficit accumulated during the
  	  development stage		            (  944,062)(1  57,634)  (156,984)

Total Stockholders' Equity		        15,067,074	(    4,050)  (  3,400)
     	                           $ 	15,348,519	$        	-		$     	-












                  Diabetex International Corporation and Subsidiary
	                  (A Development Stage Company)
	              Consolidated Statements of Operations

          CONSOLIDATED STATEMENTS OF OPERATIONS

				                                                						From
	               	               	For the		              		Inception on
				                             Nine Months             	September 14,1983
				                             Ended      		            For the Year Ended
                  			            September 30	December 31,September 30,
       	                  1999     1998       1998 	   1997    1999
OPERATIONS            (unaudited)(unaudited)(audited)(audited)(unaudited)
REVENUES	           $	   35,500  $	    -   	$    	- 	$    	- $    	35,500

EXPENSES

     Amortization and
        Depreciation		  389,154 	      -   		     -   	     -     389,154
  Professional Services	327,580 	      -   	    650	    3,400     362,630
     Legal		             66,231 	      -   	      -   		    -   	  66,231
     Public Relations		  13,794        -   		     -   		    -  	   13,794
     Administrative		    25,170 	      -   		     -	   20,131     146,453

   Total Expenses	      821,929        -         650	  23,531     978,262

NET LOSS BEFORE
   INCOME TAXES		      (786,429)	      -        (650)	(23,531)   (942,762)

PROVISION FOR
   TAXES (Note 1)		           -  		   	-   			     -  			(500	) 			(1,300)

NET LOSS	            $	(786,429)	 	$	  -   		$	 (650	)	$(23,031	)$(944,062)

LOSS PER SHARE
   (Note 1)	         $	(.07)		      $	 -   		$	(.02	) 	$	(.54	)

AVERAGE SHARES
   OUTSTANDING		     12,035,552			 42,511			   42,511		 	42,511



	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(unaudited)

                                                         						 Accumulated
				                                             	Capital in   	Deficit During
    	                       Common    		Common  		Excess of  		 Retained
STOCKHOLDERS' EQUITY        Shares 		   Stock  	  Par Value  	  Deficit
Balance, December 31, 1989		     862 	  $	   2 	$	 94,173 	$	  (96,973)

Loss for the Year		                -   		    -   		     -   		 (   130)
Balance, December 31, 1990		     862 		      2 		  94,173 		   (97,103)

Issues 225 shares to an
 officer in cancellation of debt
  at $16.77 per share (Note 10)		225 		      1 		   3,772 		         -

Loss for the Year		                -   		    -   		     -   		  (  3,333)
Balance, December 31, 1991		    1,087 		     3 		  97,945 		    (100,436)

Expenses paid on the Company's
 behalf contributed to capital		   -   		    -    		2,666 		           -

March 5, 1992, issued 1,250
 shares for services rendered
 for $8 per share (Note 10)		   1,250 		      2 		   9,998 		           -

Loss for the Year		                 -   		    -   		      -   		 (  10,278)
Balance, December 31, 1992		    2,337 		      5 		  110,609 		   ( 110,714)

Loss for the Year	                 	-   		    -   	      	-   		 (     136)
Balance, December 31, 1993		    2,337 		      5 		  110,609 		   ( 110,850)

October 17, 1994, issued
 25,000 shares for expenses paid
 on the Company's behalf for
 $.84 per share (Note 10)		    25,000 		     50 		   20,950 		           -

Expenses paid on the Company's
 behalf contributed to capital		    -   		    -   		    612 		           -

Loss for the Year	                	-   		    -   		       -    		(   22,903)
Balance, December 31, 1994	  	27,337 		     55 		   132,171 		   (  133,753)

Expenses paid on the Company's
 behalf contributed to capital		   -   		     -   		   1,227 		           -

Loss for the Year		                -   		     -   		       -   		 (     100)
Balance, December 31, 1995		  27,337 		      55 		   133,398 		   ( 133,853)

Loss for the Year		                -   		     -   		       -   		 (     100)
Balance, December 31, 1996		  27,337 		      55 		1   33,398 		   ( 133,953)




	(continued)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

          STOCKHOLDERS' EQUITY
                                                         						 Accumulated
					                                             Capital in   	Deficit During
	                           Common    		Common  		Excess of  		 Retained
STOCKHOLDERS' EQUITY        Shares 		   Stock 		  Par Value     Deficit
Balance, December 31, 1996		   27,337 	$    	55 	$	   133,398 	$	  (133,953)

Shares issued for asset of Aladdin
Transportation, Landmark, Inc.
and Over 100, Inc. (Note 2) for
$0 per share (Note 10)		       82,500 		    165 	       	(165)		         -

Shares issued for incentives
for loans to Aladdin
Transportation, Landmark,
Inc. and Over 100, Inc.
(Note 2) for $.80 per share
(Note 10)		                    25,163 		     50 		      20,081		          -

Shares canceled by various
shareholders  		             ( 10,000)		   ( 20)	          	20 	         	-

Shares canceled for acquisition of
Aladdin Transportation,
Landmark,Inc. and Over 100,
Inc. (Note 2)		              (  82,500)		  ( 165)		         165 	         -

Shares issued for Presidential and
Regal Limousine Service (Note 2)
for $0 per share (Note 10)		      4,000 		     8 		        (   8)		       -

Shares canceled for Presidential
and Regal Limousine Service
   (Note 2)		                (    4,000)		  (  8)		            8 	       	-

Net Loss for the Year		               -   	    	-   		         -   		( 23,031)

Balance, December 31, 1997		     42,500 		     85 		      153,499 	  (156,984)

Rounding due to reverse
stock split (Note 2)		               11 		       -   		         -   		     -

Net Loss for the Year		               -   		     -   		         -   		(   650)

Balance, December 31, 1998		     42,511 		      85 		      153,499	  (157,634)


	(continued)


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(continued)

          STOCKHOLDERS' EQUITY
						                                                          Accumulated
					                                            Capital in    	Deficit During
	                          Common    		Common  		Excess of   		 Retained
SHAREHOLDERS' EQUITY       Shares      Stock     Par Value      Deficit
Balance, December 31, 1998		   42,511 	$	   85 	 $	   153,499 	$	  (157,634)

Shares issued for cash at $.002
per share 		                8,387,800		  16,775		         530		           -

Shares issued for services at $.05
 per share (Note 2)		       2,000,000		   4,000		       96,000	          	-

Shares issued for cash at $.05
per share 		                  875,100		   1,750		        45,767		         -

Shares issued for services at $3
 per share (Note 2)		          50,000		     100		       149,900	         	-

Shares issued for cash at $3
per share 		                    1,000		       2		          2,998		        -

Shares issued for cash at $10
per share 		                    21,307		     43		         213,027		       -

Shares issued for 100% of shares of
 Advanced Metabolic Technology
 at $10 per share		          1,232,261		  2,465		       12,320,145		      -

Shares issued for intellectual
 properties Hamilton-May, Inc.
 at $10 per share		            300,000		    600		        2,999,400		       -

Expenses paid by shareholder in
 Company behalf	                    	-   	    	-   		         4,050	      	-

Net Loss for the Period		            -   		    -   		             -		(786,429)

Balance, September 30, 1999		12,909,979	$	25,820	      $	15,985,316	$(944,062)


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

          CASH FLOWS

                                            														From
				                         For the            										Inception on
				                         Nine Months        										September 14,
				                         Ended                     			1983 to
				                         September 30,	December 31, 		September 30,
	                         1999     1998    	 1998		   1997 			1999
CASH FLOWS FROM 		    (unaudited)(unaudited)(audited)(audited)(unaudited)
 OPERATING ACTIVITIES
Net loss	             $	( 786,429)$   	-  	$ (  650) $ ( 23,031)$ 		(944,062)
   Adjustments to net cash
     used by operating activities:
    Depreciation &
        Amortization    		389,154			   -   			    -   			     -   			389,154
Stock issued for services	250,000	    	-   			    -   			     -   			281,000
    Expenses paid by
      a shareholder on the
      Company's behalf		    4,050			   -   			    -   			     -   			  8,555
    Increase (Decrease)
    in accrued expenses	 	277,395			   -   			   650 			   2,900			  281,445
    Increase (Decrease)
       in prepaids		    ( 144,928) 		  -   			     -    			    -   ( 144,928)
    Increase (Decrease)
   accounts receivable		(  35,500)   		-   			     -   			      - 	(  35,500)
     Expenses paid by stock 		 -   			 -   			     -   			 20,131			  20,131
Net Cash Used by
  Operating Activities		(  46,258) 		  -   			      -   			      - ( 144,205)	)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Cash paid for acquisition
         of intangibles	( 225,570) 		  -   			      -   			      - ( 225,570)
Cash paid for fixed
assets	                 (   3,008) 		  -   			      -   			      - (   3,008)
Net Cash Provided by
 Investing Activities		 ( 228,578)	   	-   			      -   			      - ( 228,578)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Issuance of common stock 	280,892			   -   			      -   			       -			394,665
     Stock offering costs		     -   			-   			      -   			       - (  15,825)
Net Cash Provided by
 Financing Activities	   	280,892			   -   			      -   			       -  	378,840

NET INCREASE
(DECREASE)IN CASH		         6,057			   -   			      -   			       -  			6,057

CASH, BEGINNING
   OF PERIOD		                  -   			-   			      -   			       -   			-

CASH, END OF PERIOD	     $  	6,057		$	 -   		     $	-   		  $    	- 	$ 	6,057

CASH PAID FOR:
  Interest 	             $	      -		$  	-   		    $	-   		   $	   - 	$    	-
  Income taxes	          $	      -		$  	-   		    $	-   		   $	   -		$     -

Non Cash Transactions
 Stock Issuance for
  Services 	             $	 	250,000 $ 	-   		     $	-   		   $	   - $ 281,000
  Acquisition of
Intangibles	             $15,322,610	$ 	-   		     $	-   		   $	-  $15,322,610


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

g.   Impairment of Long Lived Assets

All long-lived assets (including intangible assets) are evaluated for are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal to the asset's carrying amount. If the carrying amount exceeds the undiscounted future cash flows, then the impairment charge is calculated as the excess of the carrying amount of the asset over the fair market value.

                        	Diabetex International Corporation
                         	(A Development Stage Company)
                        	Notes to the Financial Statements
                          	December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND HISTORY (continued)

h.   Stock compensation awards and other non cash transactions

The Company entered into several transactions that involved stock or stock options for goods or services and acquisitions of subsidiaries and medical technologies. These transactions were recorded at estimated fair market value of the stock being offered at private placement prices to the general public, publically traded prices, or some other fair value as best determined by the board of directors with the facts and circumstances present at the s to the general public, publically traded prices, or some other fair value as best determined by the board of directors with the facts and circumstances present at the time of the transaction. (See Note 2 regarding specific transactions).

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

In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company early in the year and not previously ompensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $0.75 per share.

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

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS

Advanced Metabolic Technologies (AMT)
-----------------------------------------
AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy). A patent has been granted covering the therapy (May 1988) and the patent is a subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents. The therapy has been developed at the Aoki Diabetes Research Institute (ADRI) under the direction of Dr. Thomas Aoki. ADRI maintains its offices and clinic
3100 O Street, in Sacramento, California.

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

                     	Diabetex International Corporation
                      	(A Development Stage Company)
                     	Notes to the Financial Statements
                        	December 31, 1999 and 1998

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation of eyesight degeneration, improved heart metabolism, cessation of diabetic hyper/hypo glycemic blackouts, and improved sense of general health and well diabetic hyper/hypo glycemic blackouts, and improved sense of general health and well being and other benefits. Presently, ADRI and five private clinics administer the therapy to patients on a fee basis. The Company carries this asset on its books at a cost of $ 12,548,180 paid in stock and cash.

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

Hamilton May
-----------------
Hamilton May Corporation has sold the Company a license to market, and otherwise exploit, that certain mechanical device known as the Hamilton May Pump (the pump). The license includes any and all improvements to the pump and rights to patent protection if a patent, covering the pump, is ever granted. The pump has been developed under the direction of Dr. Nardo Zaias of Miami, Florida. The pump has been shown to have the ability to deliver pulses of insulin and insulin related products to patients with tremendous precision and without shear. The pump has the feature of being a two-way system in that it has the capacity to both deliver and draw when attached to a patient.

The Company issued 300,000 shares of common stock for the Hamilton/May pump. 00 shares of common stock for the Hamilton/May pump.

Herein is a summary of the purchase of Advanced Metobolic Technology (AMT) and Hamilton/May pump:

AMT

Purchase of AMT intellectual properties:
Stock (1,232,261 shares @ $10 per share)	                $    12,322,610
Cash paid for legal services on transaction 	                   25,570
Cash paid over time ($15,000 over 10 months)(note 6)              150,000
Assumption of debt (note 6)			                         50,000
                                                        ------------------
                                                               12,548,180
                 			                                     50,000
                                                        ------------------
                                                               12,548,180
Hamilton/May

Purchase of Hamilton/May pump
Stock (300,000 shares @ $10 per share)			          3,000,000
                                                        --------------------
Total 	                                              $    15,548,180


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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

Property and equipment consists of the following:
                                                        December  31,
      		                         1999	       1998
                                          ----------- ---------------
Computer Equipment		          $      	3,008 $      -
 	Less: Accumulated Depreciation             (450)       -
                                          ----------- ---------------
                                        $       2,558	$      -
                                         ============ ===============
Depreciation is based on the estimated useful life of the asset either on a straight line basis over 5 years.

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

Prepaid expenses consists of the following:

Advances to affiliate for advance royalties (Note 8)     $ 119,928
Prepaid consulting fees note 8                              25,000
                                                        --------------
                                                         $ 144,928
-
NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company signed an agreement effective June 30, 1999 to fund two consulting contracts for a total cost of $220,000 per year ($18,334 per month). Of this amount, $7,500 is accrued per month until such time as the Company can determine that it can pay the additional compensation. The consulting contracts are for a period of two years and is renewable for another year upon approval of both parties. The consulting agreement for $10,000 per month is payable in cash or restricted stock which will be valued at one half of the average bid price for a period of 30 days before the payment of services. Total compensation paid through December 31, 1999 was $7,000.  Accrued compensation at December 31, 1999 was $103,000

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

NOTE 9 - STOCK OPTIONS/PRIVATE PLACEMENT OF RESTRICTED STOCK

In March, 1999, the board of directors set the price of restricted stock sales at $10 per share and offered a foreign corporation an extended agreement for a period of one year to purchase 50,000 restricted shares for the $10 price. 25,243 options remain unpurchased at December 31, 1999.


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

Metabolic Activation

An exclusive license to exploit and market a patented metabolism treatment called Metabolic Activation (also known as hepatic activation of Continuous Intermittent Insulin Therapy, CIIIT in some medical publications). This treatment is delivered by a special infusion device with the treatment programmed into the device, and is FDA approved since 1988. The treatment has been in development for over ten years by Advanced Metabolic Systems, Inc., and has been used for the last ten years, with constant following to demonstrate the stopping of complications of diabetes, and certain other metabolism related disease states. The Company acquired this treatment, business, licenses, special infusion devices and know-how by exchange of its shares with Advanced Metabolic Systems, Inc. (AMS).

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

As of December 31, 1999, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

                           INCOME STATEMENT INFORMATION

                   Biological    Metabolic   Infusion
                   Monitoring   Activation   Devices  Corp.      Total
Income Statement
Information
------------------ ----------- ------------ ------- ---------- -------------
Sales              $   -      $      35,500 $     - $       -  $      35,500
Expenses		     -            358,704  45,000    418,225       821,929
Profit/loss from
operations	       $   -      $   ( 323,204)$ (45,00)$(418,225)$ (   786,429)

Balance SheetInformation

Assets	       $  -      $   12,235,976 $2,955,000$ 157,543 $  15,348,519
Liabilities        $  -	     $      215,000 $       - $  66,445 $    281,445

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


MANAGEMENT'S DISCUSSION AND
                                   ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's working capital at the end of  nine month period ending
September 30, 1999 was  $6,057.   Since the
Company was first being formed during 1999 there is no similar period with which to compare these results. The fact that the Company is in the development stage and its major products are still in the development stage as well results in poor sales and revenues. The Company continues its efforts to raise working capital through various means of private and public financing.

RESULTS OF OPERATIONS:

Net sales for the nine months ending Sept. 30, 1999 were $ 35,500.
 Sales revenues are the result of the Company's Metabolic Activation therapies. The pump and glucose monitoring devices have yet to be sold on the open market, as they are still under development.

The operating loss for this period $786,429. This loss is due to the Company's minimal sales and the development costs for the pump and glucose monitoring devices. The Company's Metabolic Activation therapies are responsible for all of the Company's sales to date. While the benefits of these therapies have been tested and proven over the last ten (10) years, they are recently becoming wide spread. Management is confident that these therapies will continue to gain wide acceptance in the medical industry and will provide significant revenues in the future.

There are no financial accounting standards that have become effective during this period that will have any substantial effect on the Company's financial condition or results of its operations.

PART II  OTHER INFORMATION

Item #6  Exhibits and Reports on Form 8K

  (a)  Exhibit 27 Financial Data Schedule

  (b) No reports have been filed on Form 8K during the quarter ended September 30, 1999


PART III    Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Diabetex International Corp.
                  -----------------------------
                    Registrant

Dated: December 5, 2000 By:  /s/ Benjamin Brucker Weisman
                          -------------------------
                       Benjamin Brucker Weisman, CEO