Form 10-Q/A
period 2000-03-30
DIABETEX INTERNATIONAL CORP
filed 2001-02-15
CIK 1096132

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, UT
September 28, 1999



INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sheridan Industries, Inc
New York, NY

We have audited the accompanying balance sheets of Sheridan Industries, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on September 14, 1983 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Industries, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on September 14, 1983 through December 31, 1996 in conformity with generally accepted accounting principles.

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


/s/ Jones, Jensen & Company
January 15, 1997


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets

          BALANCE SHEETS

                              	ASSETS

                                September 30,						December 31,
                          	1999      			1998    			1997
	                     (unaudited) 				(audited)   	(audited)
CURRENT ASSETS
Cash (Note 1) 	         $    	6,057	  	$     	-   		$	    -
Account Receivable (Note 1)		35,500			        -   		 	    -
Prepaid expenses (Note 7)		 144,928           -   			     -
Total Current Assets		      186,485			        -   			     -

Property, Plant & Equipment
(Note 4)(Net)		               2,558			        -   			      -

Intangible Assets (Note 3)
(Net)		                   15,159,476			       -   			      -
                         $15,348,519 		$	     -   		 $	    -

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	        $	   81,445		  $	  4,050		   $	  3,400
Accounts payable-related
party (Note 6)	               200,000			        -   			       -
Total Current Liabilities		   281,445			    4,050			      3,400

CONTINGENCIES AND
   COMMITMENTS (Note 8)		            -   			    -   			        -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $.002 par value;
 50,000,000 shares authorized,
 12,909,979, 42,511 and 42,511
 shares  issued and outstanding
 (Note 2)		                      25,820			      85			          85
Additional paid-in capital		 15,985,316			 153,499			     153,499
Deficit accumulated during the
  	  development stage		    (   944,062) 	( 157,634) 		  ( 156,984)

Total Stockholders' Equity  		15,067,074		(   4,050) 		  (   3,400)
                           	$	15,348,519		$       -   		$       	-

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Operations

            STATMENTS OF OPERATIONS
                                                              From
                                     For the        										Inception on
				                                 Nine Months    										September 14,
				                                 Ended
                              							For the Year Ended   			 1983 to
				                                 September 30,December 31,September 30,
OPERATIONS                   1999     			 1998    	1998  1997     1999
                     	(unaudited)			(unaudited)(audited)(audited)(unaudited)
REVENUES            $     	35,500	 	$	      - 		$     	-$    	- $    	35,500

EXPENSES

  Amortization and
  Depreciation		          389,154 			       -   			    -      -       389,154
  Professional Services  	327,580 			       -        650  3,400       362,630
     Legal                 66,231           -          -      -        66,231
     Public Relations      13,794           -          -      -        13,794
     Administrative        25,170           -          -  20,131      146,453

Total Expenses	           821,929           -        650  23,531      978,262

NET LOSS BEFORE
 INCOME TAXES            (786,429)			       -   			 ( 650)( 23,531)		(942,762)

PROVISION FOR
TAXES (Note 1)		                -           -           -  (   500)  (  1,300)

NET LOSS	          $    	(786,429)      $   -   $ 	( 650) $( 23,031)$(944,062)

LOSS PER SHARE
(Note 1)          	$	    (    .07)		    $	  -   $ 	( .02) $	(   .54)

AVERAGE SHARES
OUTSTANDING	          	12,035,552      42,511      42,511     42,511


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
	(unaudited)

          STOCKHOLDERS' EQUITY
                                                               Accumulated
                                            Capital in         Deficit During
                           Common  Common   Excess of          Retained
                           Shares  Stock    Par Value          Deficit
STOCKHOLDER EQUITY
Balance, December 31, 1989     862	$ 	   2 $  	 94,173       $ (    96,973)

Loss for the Year		              -   		  -   		      -   		    (       130)
Balance, December 31, 1990     862       2      94,173         (    97,103)

Issues 225 shares to an
officer in cancellation of debt
at $16.77 per share (Note 10)  225 		    1       3,772                   -

Loss for the Year		              -   		  -   		      -          (     3,333)
Balance, December 31, 1991   1,087       3      97,945          (   100,436)

Expenses paid on the Company's
behalf contributed to capital    -       -       	2,666                  	-

March 5, 1992, issued 1,250
shares for services rendered
for $8 per share (Note 10)    1,250       2        9,998                  -

Loss for the Year                	-       -            -         (    10,278)
Balance, December 31, 1992    2,337       5      110,609         (   110,714)

Loss for the Year                 -       -            -         (       136)
Balance, December 31, 1993    2,337       5      110,609         (   110,850)

October 17, 1994, issued
25,000 shares for expenses paid
on the Company's behalf for
$.84 per share (Note 10)      25,000      50       20,950                  -

Expenses paid on the Company's
behalf contributed to capital      -        -         612                  -

Loss for the Year                  -        -          	-          (   22,903)
Balance, December 31, 1994    27,337       55     132,171          (  133,753)

Expenses paid on the Company's
behalf contributed to capital      -        -       1,227                 	-

Loss for the Year                  -        -           -           (     100)
Balance, December 31, 1995    27,337       55     133,398           ( 133,853)

Loss for the Year                  -         -          -           (     100)
Balance, December 31, 1996    27,337        55    133,398           ( 133,953)



	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

          STOCKHOLDERS' EQUITY
                                                              Accumulated
                                                 Capital in   Deficit During
                               Common   Common   Excess of    Retained
                               Shares   Stock    Par Value    Deficit
STOCKHOLDERS' EQUITY
Balance, December 31, 1996       27,337 $   	55 $    133,398  $ (   133,953)

Shares issued for asset of Aladdin
Transportation, Landmark, Inc.
and Over 100, Inc. (Note 2) for
$0 per share (Note 10)            82,500    165    (     165)             -

Shares issued for incentives
for loans to Aladdin Transportation,
Landmark, Inc. and Over 100,
Inc. (Note 2) for $.80 per
share (Note 10)                    25,163     50        20,081             -

Shares canceled by various
shareholders                   (   10,000)		(  20)		        20             -

Shares canceled for acquisition of
Aladdin Transportation, Landmark,
Inc. and Over 100, Inc.
(Note 2)                       (    82,500) (  165)		       165 	         	-

Shares issued for Presidential and
Regal Limousine Service (Note 2)
for $0 per share (Note 10)           4,000        8       (    8)          -

Shares canceled for Presidential
and Regal Limousine Service
(Note 2)                       (      4,000) (    8)		          8 		        -

Net Loss for the Year                     -       -             -    ( 23,031)

Balance, December 31, 1997           42,500       85       153,499   (156,984)

Rounding due to reverse
stock split (Note 2)                     11        -            -           -

Net Loss for the Year                     	-       -            -    (    650)

Balance, December 31, 1998            42,511      85      153,499    (157,634)



	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

          STOCKHOLDERS' EQUITY                            				Accumulated
                                                 Capital in   Deficit During
	                              Common   Common   Excess of    Retained
	                              Shares   Stock    Par Value    Deficit
STOCKHOLDERS' EQUITY
Balance, December 31, 1998      42,511  $	   85  $    153,499 $	(  157,634)

Shares issued for cash at $.002
per share                    8,387,800		  16,775		        530		          -

Shares issued for services at $.05
per share (Note 2)           2,000,000		   4,000        96,000           -

Shares issued for cash at $.05
per share                      875,100     1,750         45,767          -

Shares issued for services at $3
per share (Note 2)              50,000       100        149,900          -

Shares issued for cash at $3
per share                        1,000         2           2,998         -

Shares issued for cash at $10
per share                       21,307        43         213,027         -

Shares issued for 100% of shares of
Advanced Metabolic Technology
at $10 per share            	1,232,261      2,465      12,320,145        -

Shares issued for intellectual
properties Hamilton-May, Inc.
at $10 per share              	300,000        600       2,999,400       	-

Expenses paid by shareholder in
Company behalf                      	-   		     -   		       4,050	      	-

Net Loss for the Period	             -          -                -  ( 786,429)

Balance, September 30, 1999  12,909,979	  $	25,820   $ 15,985,316		$( 944,062)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

           CASH FLOWS
                                                           From
                               For the                     Inception on
                               Nine Months                 September 14,
                               Ended For the Year Ended    1983 to
				                   September 30,					December 31,  				September 30,
	                      1999   			1998  		1998    			1997   1999
CASH FLOWS FROM 		(unaudited)(unaudited)(audited)(audited)(unaudited)
OPERATING ACTIVITIES
Net loss	         $ 	(786,429)$    	-  $	(  650) $	( 23,031)$ 	( 944,062)
Adjustments to net cash
used by operating activities:
Depreciation &
Amortization	         389,154       -         -           -      389,154
Stock issued for
services		            250,000       -         -           -      281,000
Expenses paid by
a shareholder on the
Company's behalf        4,050       -         -          	-        8,555
 Increase (Decrease)
 in accrued expenses  277,395       -       650       2,900      281,445
 Increase (Decrease)
 in prepaids         (144,928)      -         -           -    ( 144,928)
 Increase (Decrease)
 In accounts
receivable		         ( 35,500)      -         -          	-    (  35,500)
Expenses paid by stock      -       -         -      20,131       20,131
Net Cash Used by
Operating Activities ( 46,258)      -         -           -    ( 144,205)

CASH FLOWS FROM
  INVESTING ACTIVITIES
  Cash paid for acquisition
  of intangibles	   ( 225,570)      -         -           -    ( 225,570)
  Cash paid for
  fixed assets	     (   3,008)      -         -           -    (   3,008)
Net Cash Provided by
Investing Activities(228,578	)     	-        	-          	-    ( 228,578)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Issuance of common
 stock	             280,892         -        	-           -      394,665
Stock offering costs      -         -         -           -    (  15,825)
Net Cash Provided by
Financing Activities280,892         -         -           -      378,840

NET INCREASE
(DECREASE)IN CASH     6,057         -         -           -        6,057

CASH, BEGINNING
OF PERIOD               		-         -         -           -            -

CASH, END OF PERIOD $	6,057    $    -     $   -      $   	-   $	   6,057

CASH PAID FOR:
  Interest          $    	-    $    -     $   -      $    -   $       	-
  Income taxes	     $     -    $	   -     $	  -      $   	-   $       	-

Non Cash Transactions
 Stock Issuance for
 Services           $ 	250,000 $    -     $   -      $    -   $   281,000
 Acquisition of
 Intangibles	       $15,322,610$    -     $   -      $    -   $15,322,610


	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Notes to the Consolidated Financial Statements
	September 30, 1999, December 31, 1998 and 1997

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

c.   Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted loss per share and basic loss per share at September 30, 1999 is the same since any outstanding stock equivalents at September 30, 1999 (10,000 shares) would be antidilutive. There were no outstanding stock equivalents for all other periods; therefore, basic and fully diluted shares are the same.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $150,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves of the same amount. The net operating losses expire in the year 2003.

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

g.   Impairment of Long Lived Assets

All long-lived assets (including intangible assets) are evaluated for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. The Company determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal to the asset's carrying amount exceeds the undiscounted future cash flows, then the impairment charge is calculated as the excess of the carrying amount of the asset over its fair market value.

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND HISTORY (continued)

h.   Stock compensation awards and other non cash transactions

The Company entered into several transactions that involved stock or stock options for goods or services and acquisitions of subsidiaries and medical technologies. These transactions were recorded at estimated fair market value of the stock being offered at private placement prices to the general public, publicly traded prices, or some other fair value as best determined by the board of directors with the facts and circumstances present at the time of the transaction. (See Note 2 regarding specific transactions)

NOTE 2 - NON CASH TRANSACTIONS

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

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS

Advanced Metabolic Technologies (AMT)
AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy). A patent has been granted covering the therapy (May 1988) and the patent is a subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents. The therapy has been developed at the Aoki Diabetes Research Institute (ADRI) under the direction of Dr. Thomas Aoki. ADRI maintains its offices and clinic
3100 O Street, Sacramento, California.

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

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation of eyesight degeneration, improved heart metabolism, cessation of diabetic hyper/hypo glycemic blackouts, and improved sense of general health and well being and other benefits. Presently, ADRI and five private clinics administer the therapy to patients of a fee basis. The Company carries this asset on its books at a cost of $12,548,180 paid in stock and cash.

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

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

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

The amortization of the intellectual properties of AMT and Hamilton/May began June 30, 1999. Amortization expense for 1999 is $388,704.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

Property and equipment consists of the following:

                           September 30,          	December  31,
                           1999        	       1998      	       1997

Computer Equipment       $       	3,008     $     -        $       -

Less: Accumulated Depreciation		(   450)          -                -
                         $        2,558     $     -        $       -

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation is based on the estimated useful life of the asset either on a straight line basis over 5 years.

Depreciation expense for 1998 and 1997 was $0. Depreciation expense for 1999 was $450.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

At the time of the purchase of American Metabolic Technology (Note 3), the Company agreed to pay $150,000 in closing and other costs over a period of time and another $50,000 for research performed by another research development firm for AMT before the purchase. These payments were part of the negotiated purchase price of AMT and was included in the basis of the cost of AMT.

Solid State Farms and the Company have several common shareholders with the Company and has entered into a 7% royalty agreement for any sale of its products or services. The Company has advanced $119,928 towards those royalties. (See Note 7 and 8).

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consists of the following:

Advances to affiliate for advance royalties (Note 8)					$  119,928
Prepaid consulting fees (Note 8)                             25,000
                                                         $  144,928

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of AMT, the Company agreed to pay $200,000 to Advanced Metobolic Systems (AMS), former parent of AMT, in closing costs and other expenses related to the previous licensing agreement between AMS and Aoki Diabetes Research Institute (ADRI) to fund the continuing research of ADRI into advancing the metabolic activation process through a 5% royalty on all revenues of the metabolic activation technology developed by AMT.
The Company also agreed to pay AMS $75,000 for services related to insurnace billing of AMT for its metabolic activation therapy. $25,000 for these services were paid at June 30, 1999. There were no royalty payments due at September 30, 1999 or for any earlier period.

The Company signed an agreement effective June 30, 1999 to fund two consulting contracts for a total cost of $220,000 per year ($18,334 per month). Of this amount, $7,500 is accrued per month until such time as the Company can determine that it can pay the additional compensation. The consulting contracts are for a period of two years and is renewable for another year upon approval of both parties. The consulting agreement for $10,000 per month is payable in cash or restricted stock which will be valued price for a period of 30 days before the payment of the services. No compensation has been paid to September 30, 1999 and has been accrued as a payable.

In 1999, The Company entered into a licensing agreement with Solid State Farms, Inc. for their 8 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The agreement calls for a payment of a 7% of the adjusted gross sales price on all licensed products. The Company has made advance royalty payments of $119,928 on this royalty up to September 30, 1999.

NOTE 9 - PRIVATE PLACE OF RESTRICTED STOCK


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

Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

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

Metabolic Activation

An exclusive license to exploit and market a patented metabolism treatment called Metabolic Activation (also know as hepatic activation of Continuous Intermittent Insulin Therapy, CIIIT in some medical publications). This treatment is delivered by a special infusion device with the treatment programmed into the device, and is FDA approved since 1988. The treatment has been in development for over ten years by Advanced Metabolic Systems, Inc., and has been used for the last ten years, with constant followiing to demonstrate the stopping of the complications of diabetes, and certain other metabolism related disease states. The Company acquired this treatment, business, licenses, special infusion devices and know-how by exchange of its shares with Advanced Metabolic Systems, Inc., (AMS).

Infusion Devices

An exclusive worldwide license to finish development, exploit, manufacture and sell an ultra accurate pumping system which will replace the current FDA approved device, and provide for automatic delivery of the treatment, and any insulin or insulin related products. This technology was acquired from Hamilton/May, Inc.


Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statements
	September 30, 1999, December 31, 1998 and 1997

NOTE 11 - MARKET SEGMENT INFORMATION (continued)

As of September 30, 1999, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

                      Biological    Metabolic   Infusion
                      Monitoring   Activation   Devices   Corporate    Total

Income Statement Information

Sales				            $        -    $   35,500    $    -  $      -    $ 35,500

Expenses                      -       358,704     45,000   418,225    821,929

Profit/loss from
operations	         $         -     $(323,204)   $(45,000)$(418,225)$(786,429)

Balance Sheet Information

Assets              $         -     $12,235,976 $2,955,000 $157,543$15,348,519

Liabilities         $         -     $  215,000  $     -    $ 66,445 $  281,445




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