Form 10KSB/A
period 1999-12-31
DIABETEX INTERNATIONAL CORP
filed 2001-02-27
CIK 1096132

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


/s/ Jones, Jensen & Company
January 15, 1997














Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Balance Sheets



                                  		    December 31,
                                1999                    1998
Assets

CURRENT ASSETS
Cash (Note 1)               $  	   351        $             -
Account Receivable (Net of
allowance of $0)                23,418                      -
Total Current Assets            23,769                      -

Property, Plant & Equipment
(Note 4)(Net)                    2,408                      -

Other Assets
Intangible Assets
(Note 3) (Net)               14,770,772                     -
Prepaid expenses (Note 7)       249,703                     -
                           $ 15,046,652         $           -

	LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable &
accrued expenses           $     152,952         $      4,050
Accounts payable-related
party (Note 8)                   182,812                    -
Total Current Liabilities        335,765                4,050

CONTINGENCIES AND
   COMMITMENTS (Note 8)               -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $.002 par value;
50,000,000 shares authorized,
13,110,929 and 42,511 shares
issued and outstanding
(Note 2)                         26,222                      85
Additional paid-in
capital                      16,606,914                 153,499
Deficit accumulated during the
development stage           ( 1,922,250)              ( 157,634)

Total Stockholders'
Equity(Deficit)              14,710,886               (    4,050)
     	                   $   15,046,652          $             -





Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Operations

                                                 From
                                               		Inception on
                                                 September 14
                       For the Year Ended        1983 to
                       December 31,              December 31,
                       1999             1998     1999
Statement of operations
REVENUES            $     40,605      $      - $       40,605

EXPENSES

     Amortization and
     Depreciation        778,008              -        778,008
 Professional Services 2,104,509            650      2,176,359
     Legal	               81,231              -         81,232
     Public Relations     13,794              -         13,794
     Administrative       29,179              -        150,462

   Total Expenses      3,042,741             650     3,199,855

NET LOSS BEFORE
   INCOME TAXES     (  3,002,116)          ( 650)  (  3,159,250)

PROVISION FOR
   TAXES (Note 1)            -                -     (       500)

NET LOSS         $  (  3,002,116)      $   (  650) $ (  3,159,750)

LOSS PER SHARE
   (Note 1)      $  (        .24)      $    ( .02)

AVERAGE SHARES
   OUTSTANDING        12,288,901           42,511

















Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

                                                            Accumulated
                                             Capital in     Deficit During
                              Common  Common Excess of      Retained
                              Shares  Stock  Par Value      Deficit
Stockholders' Equity

Acativity from Sept. 14, 1983
thru Dec. 31, 1989                862 $   2  $   94,173   $ (   96,973)
Loss for 1990                       -     -           -     (      130)
Balance, December 31, 1990        862     2      94,173     (   97,103)
Issues 225 shares to an
officer in cancellation of debt
at $16.77 per share               225     1       3,772              -

Loss for the Year                   -     -            -    (     3,333)
Balance, December 31,1991       1,087     3       97,945    (   100,436)
Expenses paid on the
Company's behalf
contributed to capital              -      -       2,666             -
March 5, 1992, issued 1,250
shares for services rendered
for $8 per share                1,250      2        9,998             -
Loss for the Year                   -      -            -    (    10,278)
Balance, December 31,
1992                            2,337      5      110,609    (    110,714)
Loss for the Year                   -      -            -    (        136)
Balance, December 31,
1993                            2,337      5       110,609   (    110,850)
October 17, 1994, issued
25,000 shares for expenses paid
on the Company's behalf for
$.84 per share                 25,000      50       20,950            -
Expenses paid on
the Company's behalf
contributed to capital              -       -          612            -

Loss for the Year                   -       -             -    (    22,903)
Balance, December 31,
1994                           27,337       55       132,171   (    133,753)
Expenses paid on the
Company's behalf
contributed to capital              -        -         1,227              -

Loss for the Year                   -        -             -    (       100)
Balance, December 31,
1995                           27,337       55       133,398    (   133,853)
Loss for the Year                   -        -             -    (       100)
Balance, December 31,
1996                           27,337       55       133,398    (   133,953)




Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

                                                              Accumulated
                                              Capital in     Deficit During
                               Common  Common Excess of      Retained
                               Shares  Stock  Par Value      Deficit
Stockholders' Equity

Balance, December 31,
1996                            27,337  $    55 $  133,398   $ (   133,953)
Shares issued for asset
of Aladdin Transportation,
Landmark, Inc.
and Over 100, Inc.
for $0 per share                82,500      165   (    165)            -
Shares issued for
incentives for loans
to Aladdin Transportation,
Landmark, Inc. and
Over 100, Inc. for $.80
per share                       25,163        50     20,081             -
Shares canceled by
various shareholders        (   10,000)     ( 20)        20             -
Shares canceled for
acquisition of
Aladdin Transportation,
Landmark, Inc.
and Over 100, Inc.           (   82,500)     (  165)     165            -
Shares issued for
Presidential and
Regal Limousine Service
for $0 per share                  4,000           8     (   8)           -
Shares canceled for
Presidential
and Regal Limousine
Service                      (     4,000)      (   8)        8            -
Net Loss for the Year                  -           -         -      (  23,031)
Balance, December 31,
1997                              42,500          85    153,499     ( 156,984)
Rounding due to reverse
stock split (Note 2)                  11           -          -          -

Net Loss for the Year                  -           -          -      (    650)
Balance, December 31,
1998                              42,511          85     153,499     (157,634)









	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity
                                                       Accumulated
                                       Capital in      Deficit During
                      Common    Common  Excess of      Retained
                      Shares    Stock   Par Value      Deficit
Stockholders' Equity
Balance, December 31,
1998                    42,511 $     85 $    153,499   $ (   157,634)
Shares issued for
cash at $.002
per share            8,387,800   16,775          530               -
Shares issued for
services at $.05
 per share (Note 2)  2,000,000    4,000       96,000               -
Shares issued for
cash at $.05
 per share              875,100	  1,750       45,767               -
Shares issued for services
at $3 per share
(Note 2)                 50,000     100      149,900               -
Shares issued for cash
at $3 per share           1,000       2        2,998               -
Shares issued for cash
at $10 per share         21,307      43       213,027              -
Shares issued for 100%
of shares of Advanced
Metabolic Technology
at $10 per share
(Note 3)              1,232,261    2,465   12,320,145               -
Shares issued for
intellectual properties
Hamilton-May, Inc.
at $10 per share
(Note 3 )               300,000       600    2,999,400               -
Expenses paid by
shareholder in
Company behalf                -          -       4,050               -
Shares issued to
Phoenix Energy
 (Note 3)	               35,000         70     349,930                -
Shares issued for
services at
 $10. (Note 2)           12,500           25     124,975              -
Shares issued for
cash at $10               3,450            7      34,493              -
Shares issued for
services at
 $9.00 (Note 2)         150,000          300   1,349,700              -
Net Loss for the Year         -            -           -       (  3,002,116)
Balance, December 31,
 1999                13,110,929      $ 26,222  $17,844,414  $  (   3,159,750)

	Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows
                                                      From
                                                      Inception on
                                                      September 14,
                            For the Year Ended        1983 to
                            December 31,              December 31,
                            1999            1998      1999
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                 $  (  3,002,116)   $ (   650) $ (   3,159,750)
   Adjustments to net cash
   used by operating activities:
    Depreciation &
    Amortization                 778,008            -          778,008
    Stock issued for
services/expenses              1,950,000            -        2,001,131
    Expenses paid by
      a shareholder on the
      Company's behalf             4,050            -            8,555
    Increase (Decrease)
    in accrued expenses          331,715          650          335,765
    Increase (Decrease)
       in pre-paid          (    124,702)           -       (   124,702)
    Increase (Decrease)
      in accounts receivable(     23,418)           -       (    23,418)
Net Cash Used by
  Operating Activities      (     86,463)           -       (   184,411)
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Cash paid for acquisition
         of intangibles     (    225,570)           -       (    225,570)
    Cash paid for fixed
    assets                  (      3,008)           -       (      3,008)
Net Cash Provided by
 Investing Activities       (    228,578)           -       (    228,578)
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Issuance of common stock      315 392            -            429,165
   Stock offering costs                -            -       (     15,825)
Net Cash Provided by
Financing Activities             315,392            -            413,340
NET INCREASE
(DECREASE)IN CASH	                   351            -                351
CASH, BEGINNING
   OF PERIOD                           -            -                  -
CASH, END OF PERIOD     $            351       $ 	  -      $         351
	CASH PAID FOR:
  Interest              $              -       $    -      $           -
  Income taxes          $              -       $    -      $           -



Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Cash Flows

                                                     From
                                                     Inception on
                                                     September 14,
                      		For the Year Ended           1983 to
                        December 31,                 December 31,
                        1999              1998       1999
CASH FLOWS

Non Cash Transactions
Stock Issuance for
 Services            $     1,950,000     $       -  $      2,001,131
Acquisition of
Intangibles          $    15,322,610     $       -  $     15,322,610
  Prepaid expenses   $       125,000     $       -  $        125,000





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

In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $9.00 per share.

In December, 1999, 100,000 shares of stock were issued to Philip Blomquist for services performed early in the year for the Company and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares can occur. Due to these additional restrictions, the shares were valued at $9.00 per share.

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

Herein is a summary of the purchase of Advanced Metabolic Technology (AMT) and Hamilton/May pump:

AMT

Purchase of AMT intellectual properties:
Stock (1,232,261 shares @ $10 per share)                     $12,322,610
Cash paid for legal services on transaction                       25,570
Cash paid over time ($15,000 over 10 months)
(note6)                                                          150,000
Assumption of debt (note 6)                                       50,000
                                                              12,548,180
Hamilton/May

Purchase of Hamilton/May pump
Stock (300,000 shares @ $10 per share)                         3,000,000

Total                                                       $ 15,548,180


Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statements
	December 31, 1999 and 1998

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

The amortization of the intellectual properties of AMT and Hamilton/May began
June 30, 1999.  Amortization expense for 1999 is $777,408.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

Property and equipment consists of the following:
                                            December  31,
                             		         1999      	       1998
Computer Equipment            $        3,008          $      -
 Less: Accumulated
Depreciation                       (     600)                -
                              $         2,408          $     -

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








