Form 10-Q/A
period 2000-03-30
DIABETEX INTERNATIONAL CORP
filed 2001-02-27
CIK 1096132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10Q-SB
Amended

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Period ended March 31, 2000

Commission file number: 0-30380

                        Diabetex International Corporation
                 -------------------------------------------------
                 (Exact name of registrant as specified in charter

Nevada                                      87-065234
----------------------                   ------------------------
(State or other jurisdiction of         (IRS Employe
incorporation or organization)           Identification No.

142 Ferry Road, Suites 1 & 2, Old Saybrook, Ct.    0647
-----------------------------------------------   -----------------
(Address of principal executive offices)           (Zip Code

Registrant's telephone number including area code:(860)395-193

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                Yes [X]            No [
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date
      March 31, 2000   Common Shares 13,201,599 at par value $.001

PART 1 FINANCIAL INFORMATION

	Diabetex International Corporation and Subsidiaries

	Consolidated Financial Statement

	March 31, 200










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

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements take as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, stockholders' equity and cash flows for the year the ended; and in our report dated April 12, 2000, we expressed an unqualified opinion on those financial statements.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do no express an opinion on them.


Crouch, Bierwolf & Chishol
May 16, 200

















	Diabetex International Corporation and Subsidiar
	(A Development Stage Company
	Consolidated Balance Sheet

<TABLE
[CAPTION]	                          ASSET
                                 		March 31,  	December 31
		                                 2000      	1999

CURRENT ASSET
[S]                               [C]           <C
Cash (Note 1)              $        90,423   $         351
Account Receivable (Net of
allowance of $0)	                   23,647           23,41
Total Current Assets               114,070           23,76

Property, Plant & Equipment
(Note 4)(Net)                        2,258            2,40

Other Asset
Intangible Assets (Note 3)
(Net)                            14,382,068       14,770,77
Prepaid expenses (Note 7)           783,595          249,70
                           $     15,281,991      $15,046,65

	LIABILITIES AND STOCKHOLDERS' EQUIT

CURRENT LIABILITIES
Accounts payable & accrued expenses$	   175,250         $     152,95
Accounts payable-related party (Note 6) 156,342	              183,81
Total Current Liabilities	              331,592	              335,76

CONTINGENCIES AND
   COMMITMENTS (Note 8)					                  -   	              -

STOCKHOLDERS' EQUIT
Common stock; $.002 par value
 50,000,000 shares authorized,
 13,265,299 and 13,110,929 shares
 issued and outstanding (Note 2)         26,531	                26,22
Additional paid-in capital	          17,336,805             16,509,41
Deficit accumulated during the
  	  development stage             (  2,412,937)         (  1,824,750)

Total Stockholders' Equity           14,950,399            14,710,886
                                   $ 15,281,991          $  15,046,65

	</TABLE













Diabetex International Corporation and Subsidiaries
	(A Development Stage Company
	Consolidated Statements of Operation
<TABLE
[CAPTION]  CONSOLIDATED STATEMENTS OF OPERATION
                                                    From
                                                    Inception on
                        For the                     September 14
                        Three Months Ended          1983 to
                        March 31,                   March 31
			                        2000          1999       2000
Statements of operations
[S]                       [C]             [C]           <C
REVENUES               $       26,700   $     - $        67,305

EXPENSE

Amortization and
Depreciation                  388,854	       150        1,166,862
Professional Services		       108,932          -        2,285,291
Legal	                          7,400          -           88,632
Public Relations                  300      1,600           14,094
Administrative                 11,902    318,320          162,364

Total Expenses                 517,38    320,070        3,717, 24

NET LOSS BEFORE
   INCOME TAXES	             (490,688)  (320,070)      ( 3,649,938)

PROVISION FOR
   TAXES (Note 1)		                  -         -       (       500)

NET LOSS                    $ (490,688)  $( 320,070)  $ (3,650,438)

LOSS PER SHARE
   (Note 1)	                $      (.04)  $   (  .02)   (      .28)

AVERAGE SHARES
   OUTSTANDING	              13,201,599	    11,322,41



</TABLE














Diabetex International Corporation and Subsidiary
	(A Development Stage Company)
	Consolidated Statements of Stockholders' Equity

           STOCKHOLDERS' EQUITY
                                                        Accumulated
                                           Capital in   Deficit Durin
                            Common  Common Excess of    Retained
                            Shares  Stock  Par Value    Deficit
Stockholders' Equit
Activity from Sept. 14, 1983
thru Dec. 31, 1990	             862 $   2 $   94,173 	$  (  96,973)

Loss for 1990                    -      -         -      (     130)
Balance, December 31, 1990      862     2     94,173 	   (  97,103)

Issues 225 shares to a
officer in cancellation of debt
at $16.77 per share            225      1      3,772           -

Loss for the Year               -       -         -       (   3,333)
Balance, December 31, 1991   1,087      3      97,945     ( 100,436)

Expenses paid on the Company'
 behalf contributed to capital  -       -       2,666          -

March 5, 1992, issued 1,25
shares for services rendered
 for $8 per share            1,250      2       9,998          -

Loss for the Year                -      -           -     (   10,278)
Balance, December 31, 1992   2,337      5     110,609 	   (  110,714)

Loss for the Year                -      -           -     (      136)
Balance, December 31, 1993   2,337      5     110,609     (  110,850)

October 17, 1994, issue
25,000 shares for expenses paid
 on the Company's behalf for
 $.84 per share            25,000      50       20,950          -

Expenses paid on the Company's
behalf contributed to capital   -       -          612          -

Loss for the Year               -       -            -    (   22,903)
Balance, December 31, 1994  27,337      55      132,171   (  133,753)

Expenses paid on the Company'
behalf contributed to capital  -        -         1,227            -

Loss for the Year              -        -            -    (      100)
Balance, December 31, 1995  27,337      5      133,398    (  133,853)

Loss for the Year	             -        -            -    (      100)
Balance, December 31, 1996  27,337     55      133,398    (  133,953)


</TABLE

	(continued

	Diabetex International Corporation and Subsidiar
	(A Development Stage Company
	Consolidated Statements of Stockholders' Equit
	(continued

<TABLE
           STOCKHOLDERS' EQUITY -CONTINUE
                                                           Accumulated
                                           Capital in      Deficit During
                        Common      Common Excess of       Retained
                        Shares      Stock  Par Value       Deficit
Stockholders' Equity
Balance, December 31, 1996  27,337  $   55 $  133,398  $   (  133,953)

Shares issued for assets
of Aladdin Transportation
Landmark, Inc. and Over 100
Inc. for $0 per share      82,500      165   (    165)           -

Shares issued for incentives for
loans to Aladdin Transportation,
Landmark, Inc. and Over 100, Inc.
for $.80 per share         25,163       50       20,081           -

Shares canceled by various
shareholders             (  10,000) 	  ( 20)         20 		        -

Shares canceled for acquisition on
Aladdin Transportation, Landmark
Inc. and Over 100, Inc.  (  82,500)	  (  165)        165 		       -

Shares issued for Presidential an
Regal Limousine Service for $0
per share                    4,000 	        8        (  8)        	-

Shares canceled for Presidentia
and Regal Limousine Service( 4,000)       ( 8)           8 	       -

Net Loss for the Year           -           -            -     (   23,031)

Balance, December 31, 1997  42,500 	       85      153,499     (  156,984)

Rounding due to reverse
stock split (Note 2)	           11          -            -             -

Net Loss for the Year            -          -            -      (    650)

Balance, December 31, 1998  42,511         85       153,499     ( 157,634)


</TABLE

	(continued

	Diabetex International Corporation and Subsidiar
	(A Development Stage Company
	Consolidated Statements of Stockholders' Equit
	(continued
<TABLE
           STOCKHOLDERS EQUITY - CONTINUE
                                                        Accumulated
                                         Capital in     Deficit During
	                        Common   Common Excess of      Retained
	                        Shares   Stock  Par Value      Deficit
Shareholders' Equity
Balance, December 31,1998  42,511 $   85 $    153,499  $     ( 157,634)

Shares issued for cash at $.002
per share                8,387,800  16,775   	    530               -

Shares issued for services at $.0
per share (Note 2)	      2,000,000	  4,000      96,000              -

Shares issued for cash at $.05
per share                  875,100   1,750       45,767             -

Shares issued for services at $3
per share (Note 2)	         50,000	    100       149,900	           -

Shares issued for cash at $10
per share	                   1,000	      2         2,998	           -

Shares issued for cash at $10
per share                    21,307     43        213,027  	        -

Shares issued for 100% of
shares of Advanced Metabolic
Technology at $10 per
share (Note 3)	           1,232,261   2,465    12,320,145  	        -

Shares issued for intellectual
properties Hamilton-May, Inc
at $10 per share (Note 3)   300,000     600     2,999,400	          -

Expenses paid by shareholder in
Company behalf	                   -        -        4,050           -

Shares issued to Phoenix Energy
(Note 3)                     35,000       70       349,930 	        -

Shares issued for services a
$10. (Note 2)	               12,500	       25	     124,975          -

Shares issued for cash at $10 3,450         7	      34,493          -

Shares issued for services a
$9.00 (Note 2)              150,000        300	   1,349,700         -

Net Loss for the Year             -          -            -    ( 3,002,116)

Balance, December 31,1999 13,110,929 $  26,222  $ 17,844,414  $(  3,159,750)

	(continued

	Diabetex International Corporation and Subsidiar
	(A Development Stage Company
	Consolidated Statements of Stockholders' Equit
	(continued

<TABLE
[CAPTION] STOCKHOLDERS' EQUITY -CONTINUE
                                                          Accumulated
		                                    Capital in          Deficit Durin
	                  Common   Common    Excess of           Retained
	                  Shares   Stock     Par Value           Deficit
Shareholders' Equity
[S]                 [C]       [C]       [C]                   [C]
Balance, December 31,
1999              13,110,929 $ 26,222 $  17,844,414   $  (3,159,750)

Shares issued for cash at $10
per share             1,770        44	        17,696	        -

Shares issued for services a
$5 per share	         2,000         4          9,996         -

Shares issued for services a
$5 per share	       100,000       200        499,800         -

Shares issued for cash at $5
per share            12,100        24         54,976         -

Shares issued for cash at $5
per share (net of commission
of $27,500)           38,500       77        147,423         -

Net Loss, March 31, 2000   -        -              -        (490,688)

Balance, March 31, 2000  13,265,299 $ 26,531$  18,574,305 $ (3,650,438)

</TABLE
	Diabetex International Corporation and Subsidiar
	(A Development Stage Company
	Consolidated Statements of Cash Flow

<TABLE
[CAPTION] STATEMENTS OF CASH FLOWS	                   From
                                                      Inception on
                             For the Three            September 14
                             Months Ended             1983 to
                             March 31,                March 31,
		                           2000     	1999           2000
CASH FLOWS FROM
OPERATING ACTIVITIES
[S]                           [C]       [C]           [C]
Net loss	                 $ (  490,688)$ ( 320,070) $  ( 3,650,438)
   Adjustments to net cash
    used by operating activities
    Depreciation &
    Amortization               388,854         150 	     1,166,862
    Stock issued fo
    services/expenses           10,000	    250,000         773,631
    Expenses paid by
    a shareholder on the
    Company's behalf	                -            -          8,535
    Increase (Decrease
    in accrued expenses   (      4,173)           -        331,592
    Increase (Decrease)
    in prepaids	          (     33,892)           -      ( 158,594)
    Increase (Decrease)
    in accounts receivable(        229)           -      (  23,647)
Net Cash Used b
  Operating Activities    (    130,128)  (   69,920)     (  314,539)

CASH FLOWS FROM
 INVESTING ACTIVITIES
 Cash paid for acquisition
 of intangibles	                   -               -      (  225,570)
 Cash paid for fixed assets        -   	  (    3,008)     (    3,008)
Net Cash Provided b
 Investing Activities              -   	  (    3,008)     (  228,578)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Issuance of common stock     247,700         76,117          676,865
 Stock offering costs      (   27,500)             -       (   43,325)
Net Cash Provided by
Financing Activities          220,200	        76,117          633,540

NET INCREASE
(DECREASE)IN CASH	             90,072           3,189           90,423

CASH, BEGINNING
   OF PERIOD	                     351               -                -

CASH, END OF PERIOD	    $      90,423	     $	   3,189      $     90,423

CASH PAID FOR
Interest 		             $	      -  	        $	       -     $	         -
  Income taxes	         $	      -   	       $	       -     $	         -

Non Cash Transaction
 Stock Issuance fo
  Services 	            $   10,000           $   250,000    $    2,011,131
Acquisition of Intangibles$	     -           $         -    $   15,322,610
  Prepaid expenses	     $	 500,000           $         -    $      125,000

[/TABLE]
	Diabetex International Corporation and Subsidiaries
	(A Development Stage Company
	Notes to the Consolidated Financial Statement
	March 31, 2000 and December 31, 199

NOTE 1 - ORGANIZATION AND HISTOR

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

c.   Loss Per Shar

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements Fully diluted loss per share and basic loss per share at December 31, 1999 is the same since any outstanding stock equivalents at December 31, 1999.
(335,243 shares) would be antidilutive. There were no outstanding stock equivalents for all other periods; therefore, basic and fully diluted shares are the same

	Diabetex International Corporation
	(A Development Stage Company
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY (continued)

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1999 and earlier years; accordingly no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $1,850,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount. The net operating losses begin to expire in the year 2003.

e.   Cash or Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.   Consolidated Financial Statement

The consolidated financial statements include the accounts of Diabetex International Corporation and its subsidiary, Advanced Metabolic Technology. collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

g.   Impairment of Long Lived Asset

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

	Diabetex International Corporation
	(A Development Stage Company
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

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

NOTE 2 - NON CASH TRANSACTION

During 1999, the Company issued stock for services and the purchase of a subsidiary and other intellectual properties related to the medical field specifically technology that advances the treatment and diagnosis of diabetes.

The transactions were recorded at estimated fair market value of the stock specifically the price of stock being offered at private placement prices to the general public, or some other negotiated arms length transaction as best determined at the time by the board of directors. The following transaction occurred in the first six months of 1999:

-In January, 1999, 2,000,000 shares were issued for services rendered for assistance in obtaining the Company's license to 44 patents 8 of which are still active covering technology related to non invasive blood glucose monitoring. These shares were valued at $.05 per share or total value of $100,000.

-In March, 1999, 50,000 shares were issued for services rendered related to the acquisition of Advanced Metabolic Technologies. The shares were valued at $ 3.00 per share or $150,000.

- In June, 1999, 1,232,261 shares were issued for acquisition of all of the stock of Advanced Metabolic Technologies (see note 3). The purchase price was 10 per share or a total value of $12,322,610. The fair market value of the stock was $10 (private placement purchase price). The Company had and appraisal completed on Advanced Metabolic Technologies intellectual properties which substantiated a value greater than the purchase price (Note 3).

In June, 1999, 300,000 shares were issued for acquisition of a license for all the intellectual properties related to an insulin pump developed by Hamilton May, Inc. The purchase price was $10 per share or a total value of $3,000,000 The fair market value of the stock was $10 (private placement purchase price)

In July, 1999, 35,000 shares were issued to Phoenix Energy for consulting services. The fair market value of the stock was $10 (Private Placement purchase price).




	Diabetex International Corporation
	(A Development Stage Company
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

NOTE 2 - NON CASH TRANSACTIONS - (continued

In September, 1999, 12,500 shares were issued to Anatoli Tsaliovich for service to be rendered in connection with the miniaturization and perfection of the non-invasive blood glucose monitors and hyper/hypo glycemic warning devices
The fair market value of the stock was $10. (Private Placement purchase price). These expenses were expenses of Solid State Farms and credited as a prepaid royalty. (Note 8)

In December, 1999, 50,000 shares of stock were issued to Nathan Drage for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule 144 restrictions and have required revenue platforms before sales of the shares an occur. Due to these additional restrictions, the shares were valued a $9.00 per share

In December, 1999, 100,000 shares of stock were issued to Philip Blomquist for services performed for the Company early in the year and not previously compensated. The shares are further restricted than normal Rule
144 restriction and have required revenue platforms before sales of the share can occur. Due to these additional restrictions, the shares were valued at $9.00 per share.

In October, November and December, 1999, Dominion exercised 3,450 options at $10 per share it possessed from an option grant in March 1999.

In January, February and March, 2000, Dominion purchased 1,770 shares of restricted stock at $10 per share from a purchase agreement obtained in March 1999

In February, 2000, 100,000 shares were issued at $5 per share to Dr. Sam Hashim for consulting work regarding the miniaturization and perfection of DBTX's noninvasive blood glucose monitors and hyper/hypo glycemic warning devices.

NOTE 3 - ACQUISITION OF INTANGIBLE ASSET

Advanced Metabolic Technologies (AMT
AMT owns an exclusive license to market, and otherwise exploit, that certain therapy known as hepatic activation or metabolic activation (the therapy)
A patent has been granted covering the therapy (May 1988) and the patent is subject of the license. The license includes any and all improvements to the therapy, the subject patent or any related subsequent patents. The therapy has been developed at the Aoki Diabetes Research Institute (ADRI) under the direction of Dr. Thomas Aoki. ADRI maintains its offices and clinic at 310
O Street, Sacramento, California

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

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

NOTE 3 - ACQUISITION OF INTANGIBLE ASSETS (continued)

Patients that have undergone regular treatments have reported improvements in diabetes related health complications such as restoration of kidney function or cessation of kidney degeneration, restoration of eyesight or cessation or eyesight degeneration, improved heart metabolism, cessation of diabetic hyper/hypo glycemic blackouts, and improved sense of general health and welcpme being and other benefits. Presently, ADRI and five private clinics administer the therapy to patients on a fee basis. The Company carries this asset on it's books at a cost of $12,548,180 paid in stock and cash.

The Company issued 1,232,261 shares of common stock for all the outstanding shares of AMT (800,000 shares). The only asset of AMT was the license to market a therapy known as hepatic activation or metabolic activation. A part of the acquisition, the Company agreed to pay a $50,000 outstanding debt of AMT, pay all legal costs of the acquisition, and pay directly to the stockholder of AMT, cash in the amount of $150,000 over a period of 10 months.

Hamilton May
Hamilton May Corporation has sold the Company a license to market, and otherwise exploit, that certain mechanical device known as the Hamilton May Pump (the pump). The license includes any and all improvements to the pump and rights to patent protection if a patent, covering the pump, is even granted. The pump has been developed under the direction of Dr. Nardo Zaias f Miami, Florida. The pump has been shown to have the ability to deliver pulses of insulin and insulin related products to patients with tremendous precision and without shear. The pump has the feature of being a two-way system in that it has the capacity to both deliver and draw when attached to
patient.   The pump is in design stage and has not been approved by the FDA.

The Company issued 300,000 shares of common stock for the Hamilton/May pump

Herein is a summary of the purchase of Advanced Metobolic Technology (AMT) and Hamilton/May pump

AMT

Purchase of AMT intellectual properties
Stock (1,232,261 shares @ $10 per share)			        $12,322,610
Cash paid for legal services on transaction	             25,57
Cash paid over time ($15,000 over 10 months)(note 6)   150,000
Assumption of debt (note 6)					                        50,000
                                                    12,548,180
Hamilton/May

Purchase of Hamilton/May pump
Stock (300,000 shares @ $10 per share)			            3,000,000

Total 							                            	         $15,548,180


	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statement
	March 31, 2000 and December 31, 199)

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

   Depreciation expense for 1999 and 1998 was $600 and $0, respectively Depreciation expense was $150 for the quarters ending March 31, 2000 and 1999

NOTE 5 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates

NOTE 6 - RELATED PARTY TRANSACTION

At the time of the purchase of American Metabolic Technology (Note 3) the Company agreed to pay $150,000 in closing and other costs over a period of time and another $50,000 for research performed by another research development firm for AMT before the purchase. These payments were part of the negotiated purchase price of AMT and were included in the basis of the cost of AMT. $17,187 was paid in 1999.

Solid State Farms and the Company have several common shareholders with the Company and has entered into a 7% royalty agreement for any sale of its products or services. The Company has advanced $783,595 towards those. royalties as of March 31, 2000. (See Note 7 and 8).

	Diabetex International Corporation
	(A Development Stage Company)
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

NOTE 7 - PREPAID EXPENSE

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
                                                   $ 783,595

NOTE 8 - COMMITMENTS AND CONTINGENCIE

As part of the purchase of AMT, the Company agreed to pay $200,000 to Advance Metabolic Systems (AMS), former parent of AMT, in closing costs and other expenses related to the previous licensing agreement between AMS and Aoki Diabetes Research Institute (ADRI) to fund the continuing research of ADRI into advancing the metabolic activation process through a 5% royalty on all revenue of the metabolic activation technology developed by AMT. The Company also agreed to pay AMS $75,000 for services related to the insurance billing of AMT for its metabolic activation therapy. $31,250 of unpaid consulting fees was accrued at March 31, 2000

The Company signed an agreement effective June 30, 1999 to fund two consulting contracts for a total cost of $220,000 per year ($18,334 per month). Of this amount, $7,500 is accruued per month until such time as the Company can determine that it can pay the additional compensation. The consulting contract are for a period of two years and is renewable for another year upon approval of both parties. The consulting agreement for $10,000 per month is payable in cash or restricted stock which will be valued at one half of the average bid price for a period of 30 days before the payment of the services. $133,000 in compensation was accrued for the period ended March 31, 2000.

In 1999, The Company entered into a licensing agreement with Solid State Farms Inc. for their 8 international patents covering proprietary technology to monitor blood glucose levels non-invasively. The agreement calls for a payment of a 7% of the adjusted gross sales price on all licensed products. The Company has made advance royalty payments of $783,595 on this royalty as of March 31, 2000.

NOTE 9 - STOCK OPTIONS/PRIVATE PLACEMENT OF RESTRICTED STOCK

In March, 1999, the board of directors set the price of restricted stock sales at $10 per share and offered a foreign corporation an extended agreement for a period of one year to purchase 50,000 restricted shares for the $10 price.



Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

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

NOTE 11 - MARKET SEGMENT INFORMATIO

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

Non-invasive Biological Monitoring

An exclusive worldwide license to exploit, manufacture and market patented devices to non-invasively determine blood glucose, hemoglobin A1C, and other blood levels to help treat diabetes and potentially other diseases. These device prototypes are in development, are being tested and refined, and have not been submitted for approval by the US Food and Drug Administration ("FDA")

Metabolic Activation

An exclusive license to exploit and market a patented metabolism treatment called Metabolic Activation (also known as hepatic activation of Continuous Intermittent Insulin Therapy, CIIIT in some medical publications).
 This treatment is delivered by a special infusion device with the treatment programmed into the device, and is FDA approved since 1988. The treatment has been in development for over ten years by Advanced Metabolic Systems, Inc., and has been used for the last ten years, with constant following to demonstrate the stopping of the complications of diabetes, and certain other metabolism related disease states. The Company acquired this treatment business, licenses, special infusion devices and know-how by exchange of its shares with Advanced Metabolic Systems, Inc., (AMS)

Diabetex International Corporation
(A Development Stage Company)
	Notes to the Financial Statement
	March 31, 2000 and December 31, 1999

NOTE 11 - MARKET SEGMENT INFORMATION (continued)

Infusion Device

An exclusive worldwide license to finish development, exploit, manufacture and sell an ultra accurate pumping system which will replace the current FDA approved device, and provide for automatic delivery of the treatment, and insulin or insulin related products. This technology was acquired from Hamilton/May, Inc.

As of March 31, 2000, the Company has not realized significant income from any of the three distinct technologies. Other selected financial information regarding each segment as follows:

<TABLE
[CAPTION]    MARKET SEGMENT

                          Biological    Metabolic   Infusion
                          Monitoring   Activation   Devices   Corporate    Total

Income Statement Information
[S]                         [C]         [C]             [C]        [C]   [C]
Sales	                 $        -    $  26,700    $     -   $      -  $26,700

Expenses	                        -     368,905      75,000    73,483  517,388
Profit/loss from operations     -    $(342,205)   $(75,000)$(73,483) (490,688)

Balance Sheet Information

Assets		               $      -      $11,630,714  $2,775,000$ 6,275$ 15,281,989

Liabilities	           $      -	     $   289,342   $       - $42,250  $31,592

</TABLE


                                   DIABETEX INTERNATIONAL CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)

                                   MANAGEMENT'S DISCUSSION AND
                                   ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's working capital for the first three (3) months of
2000 decreased  $ 90,072 from December 31, 1999 to $351.   Since the
Company was first being formed during 1999 there is no similar period with which to compare these results. The decrease in working capital is primarily due to the fact that the Company is in the development stage and its major products are still in the development stage as well resulting in poor sales and revenues results. The Company continues it efforts to raise working capital through various means of private and public financing.

RESULTS OF OPERATIONS

Net sales for the first three (3) months of 2000 were $ 26,700 an
increase  over the same period in 1999.   Sales revenues are the
result of the Company's Metabolic Activation therapies. The pump and glucose monitoring devices have yet to be sold on the open market, as they are still under development.

The operating loss for the first three (3) months of 2000 was $491,000. This loss is due to the Company's minimal sales and the development costs for the pump and glucose monitoring devices.
The Company's Metabolic Activation therapies are responsible for all of the Company's sales to date. While the benefits of these therapies have been tested and proven over the last ten (10) years they are recently becoming wide spread. Management is confident that these therapies will continue to gain wide acceptance in the medical industry and will provide significant revenues in the future.

There are no financial accounting standards that have become effective during this period that will have any substantial effect on the Company's financial condition or results of its operations.

PART II  OTHER INFORMATION

Item #6  Exhibits and Reports on Form 8K
(a) Exhibit 27 Financial Data Schedule
(b) No reports have been filed on Form 8K for the period ending on March 31, 2000

Signatures:
                                   DIABETEX INTERNATIONAL CORPORATION
                                                 Registrant

Dated: February 26, 2001           By:  /s/ Benjamin Weisman
                                    ------------------------
                                     Benjamin Weisman, CEO