Form 10-Q
period 2014-09-30
PETRONE WORLDWIDE, INC.
filed 2014-10-14
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30380

PETRONE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-06542348
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2685 Hackney RoadWeston, Florida	33331
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 297-3876

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 14, 2014, there were 14,431,813 shares outstanding of the registrant’s common stock.

2

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC.

FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

PETRONE WORLDWIDE, INC. BALANCE SHEETS
	September 30,
Assets:	2014 (Unaudited)	December 31, 2013
Current Assets
Cash	$240,078	$8,012
Total Current Assets	240,078	8,012

Deposit	5,000	—

Total Assets	$245,078	$8,012

Liabilities:
Current Liabilities:
Note Payable	$10,000	$—
Convertible Note	20,000	20,000
Accrued Expenses	5,000	10,000
Total Current Liabilities	35,000	30,000

Total Liabilities	35,000	30,000
Stockholders’ Equity:
Common Stock, 100,000,000 authorized issued and outstanding 14,431,813 and 95,607 shares @.001	14,432	96
Preferred Stock, 10,000,000 shares authorized zero shares issued and outstanding @.001	—	—
Additional Paid in Capital	1,150,868	(19,996)
Common Stock to be Issued	270,000	—
Deferred Stock for Services	(256,300)	—
Retained Deficit	(968,922)	(2,088)
Total Stockholders’ Equity	$210,078	$(21,988)
Total Liabilities and Stockholders’ Equity	$245,078	$8,012

The accompanying notes are an integral part of these financial statements.

	For the nine months ended September 30,	For the nine months ended September 30,	For the three months ended September 30,	For the three months ended September 30,
	2014	2013	2014	2013
Consulting revenue	$88,305	$206,672	$15,523	$150,573
Product revenue	—	—	—	—
Total Revenue	$88,305	$206,672	$15,523	$150,573

Operating Expenses:
Selling, General and Administrative Expenses	226,239	178,983	65,630	127,510
Stock for Services	828,900	—	778,900	—
Total Operating Expenses	1,055,139	178,983	844,530	127,510

Operating Profit (Loss)	(966,834)	27,689	(829,007)	23,063
Other Income	—	—	—	—

Net Profit (Loss)	$(966,834)	$27,689	$(829,007)	$23,063

Net (loss) Profit per Share	(0.22)	0.29	(0.08)	0.24

Weighted Average Shares Outstanding	4,378,260	95,607	10,228,056	95,607

The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.
STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Profit ( Loss) for the Period	$(966,834)	$27,689
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock for Services	828,900	—

Decrease in Accrued Expenses	(5,000)	—
Increase in Deposits	(5,000)	—
Net Cash Provided from Operating Activities	(147,934)	27,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note	10,000
Proceeds from Common Stock	100,000	—
Proceeds from Common Stock to be issued	270,000	—
Net Cash Used by Financing Activities	380,000	—

Net (Decrease) Increase in Cash	232,066	27,689
Cash at Beginning of Period	8,012	59
Cash at End of Period	$240,078	$27,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

 The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Petrone Worldwide, Inc. (the “Company”) was incorporated as Sheridan Industries, Inc. on December 14, 1998 in the state of Nevada. On December 31, 1998 the Company changed its name to Diabetex International Corp. On February 26, 2014 the Company effectuated a name change to Petrone Worldwide, Inc. and subsequently on March 3, 2014 completed an acquisition which was treated for accounting purposes as a reverse merger. Hence, the accounting information that is presented is that of the acquired entity which is the surviving entity. The operation is both a consulting business in the hospitality industry as well as a supplier of table top kitchenware and hotel room products thru an exclusive licensing agreement with a leading supplier.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On February 26, 2014 the Company effectuated a 1 to 500 reverse stock split on its common stock. The financials have been restated to reflect this split for all periods presented.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended September 30, 2014 and December 31, 2013, respectively, using the market and income approaches.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property,are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 and December 31, 2013.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled.Deferred tax assets are reduced by a valuation allowance to the extent management concludes it ismore likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were potentially dilutive shares outstanding as of June 30, 2014 and December 31, 2013, respectively due to the convertible note.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

On April 2, 2013 FASB issued an update for reporting on discontinued operations. In section 205-20-45-10- The assets and liabilities of a disposal group classified as held for sale shall be presented separately in the asset and liability sections, respectively, of the statement of financial position. Those assets and liabilities shall not be offset and presented as a single amount. For any discontinued operation that is part of a disposal group classified as held for sale, an entity shall disclose separately. The major classes of assets and liabilities classified as held for sale of the discontinued operation shall be separately disclosed either on the face of the statement of financial position or in the notes to financial statements.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reliance on Key Personnel

The Company is heavily dependent on the continued active participation of their current executive officer. The loss this officer could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of September 30, 2014, the Company had an accumulated deficit and limited assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has commenced operations and is generating revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2014 and 2013 the Company paid its chief executive officer for services $92,079 and $148,159 respectively.

On August 1, 2014 the Company issued 10,000,000 shares to its officer valued as founders shares at par for services.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

The Company had one convertible note payable for $20,000 for an individual who paid for professional costs for the Company. The note expired in 2012 and is convertible into shares of stock at the market price. As the term and conditions expired in 2012 there is no derivative calculation present.

Notes Payable

The Company is obligated for a note payable of $10,000 without interest due on demand to an unrelated third party.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock Authorized

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.

Common Stock Issued

On February 3, 2014 the Company issued 100,000 shares post split shares to its former officer for services. These shares were valued at the price the Company has raised funds or .50 and its expense is shown in the statement of operations as stock for services.

On March 3, 2014 the Company issued 1,760,542 shares to effect the reverse merger. The shares were valued at .50 and shown as a reduction of paid in capital.

In March 2014 the Company received $100,000 for stock to be issued of 220,000 shares.

On August 1, 2014 the Company issued 12,475,664 shares of stock. Of this amount 10,000,000 were issued to its sole officer and director at par for founder shares of $10,000. 220,000 shares were issued for cash of $100,000 which created a market price of .4545 per share. The remainder of the shares were issued for services over four months to October 31, 2014.. The shares for services of 2,255,664 resulted in a value of $1,025,200 of which $768,900 was recognized as stock for services in the current period and the balance $256,300 is deferred to be recognized during the final quarter of 2014

In September 2014 the Company received $270,000 in advance of shares to be issued. Those shares will amount to approximately 594,059.

NOTE 7 - COMMITMENT AND CONTINGENCIES

In September 2014 the Company entered into a five year rental agreement for warehouse and office space in Italy. The base rent indicates a monthly charge of $10,000. Future minimum rental costs are as follows

2014	$30,000
2015	$120,000
2016	$120,000
2017	$120,000
2018	$120,000
2019	$90,000

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Company History

The Company was incorporated as Sheridan Industries, Inc. on December 14, 1998 in the State of Nevada. On December 21, 1998, Sheridan Industries, Inc., a Utah corporation, was merged with and into the Company in order to effectuate a change of domicile. On December 31, 1998, the Company changed its name to Diabetex International Corp. On February 26, 2014, we effectuated a change of name to Petrone Worldwide, Inc. along with a 500 to 1 stock split. On March 3, 2014 the Company completed a merger, which for accounting purposes is treated as a reverse, whereby the Company issued 1,760,542 shares of stock to the former owner of a private enterprise. The operations and presentation of the Company then became that of the private entity.

The Company name change to Petrone Worldwide, Inc. was done to better reflect the fact that the Company will be conducting its business and recognizing its sales from operations and transactions in Europe, and Asia, which will be predominantly sales of tableware, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items and trendy accessories. This business differs from the past history whereby the Company was predominantly a consulting business in food and beverage sector. The Company plans to expand its operations to Central and South America, Mexico and the Caribbean.

Business Overview

Petrone Worldwide, Inc. (“Petrone,” the “Company” or “PFWI”) (outside the U.S.) is an importer and distributor for tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. The Company’s founder, Victor Petrone, has spent over 20 years building a significant global network of institutional buyers (hotels, resorts and restaurants) for premium, chic, environmentally-conscious products and services. The brand portfolio are vendor approved items for key foreign accounts; group hotels – such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, Fairmont Hotel & Resorts – as well as many smaller hotel chains and upscale restaurants.

Product Offerings-Petrone Worldwide is partnered with prominent hospitality manufacturers to provide premium hotels and resorts with guest room amenities, lavatory and bathroom furniture, food and beverage service items, and decorative accessories, internationally.

RESULTS OF OPERATIONS

For the Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Revenues. We generated net revenues of $88,305 during the nine month period ended September 30, 2014 compared to $206,672 during the nine month period ended September 30, 2013 (a decrease in net revenue of $118,367). During the nine month period ended September 30, 2014, revenue was realized solely from consulting fees as we do not have the acquired capital to enable us to buy product, inventory it and subsequently market and sell. Our revenue to date is from consulting advice provided to the manufacturers on new and existing clients. Our revenue at present, prior to capital being raised to actually sell product to a variety of customers directly, is from two manufacturers.

Operating Expenses. During the nine month period ended September 30, 2014, we incurred operating expenses of $1,055,139 compared to $173,983 incurred during the nine month period ended September 30, 2013 (an increase of $881,156). Operating expense incurred during the nine month period ended September 30, 2014 consisted of: (i) $226,239 (2013: $173,983) in selling, general and administrative expenses; and (ii) $828,900 (2013: $-0-) in stock for services. Operating expenses incurred during the nine month period ended September 30, 2014 increased because of the recording of the $828,900 in issuance of stock for services. General and administrative expenses decreased mainly due to a decrease in officer compensation.

Thus, we realized a net loss during the nine month period ended September 30, 2014 of ($966,834) or ($0.22) per share compared to net profit of $27,689 or $0.29 per share during the nine month period ended September 30, 2013. The weighted average number of shares outstanding was 4,378,260 for the nine month period ended September 30, 2014 compared to 95,607 for the nine month period ended September 30, 2013.

For the Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

Revenues. We generated net revenues of $15,523 during the three month period ended September 30, 2014 compared to $150,573 during the three month period ended September 30, 2013 (a decrease in net revenue of $135,050). During the three month period ended September 30, 2014, revenue was realized solely from consulting fees.

Operating Expenses. During the three month period ended September 30, 2014, we incurred operating expenses of $844,530 compared to $127,510 incurred during the three month period ended September 30, 2013 (an increase of $717,020). Operating expense incurred during the three month period ended September 30, 2014 consisted of: (i) $65,630 (2013: $127,510) in selling, general and administrative expenses; and (ii) $778,900 (2013: $-0-) in stock for services. Operating expenses incurred during the three month period ended September 30, 2014 increased because of the recording of the $778,900 in issuance of stock for services. General and administrative expenses decreased mainly due to a decrease in officer compensation.

Thus, we realized a net loss during the three month period ended September 30, 2014 of ($829,007) or ($0.08) per share compared to net profit of $23,063 or $0.24 per share during the three month period ended September 30, 2013. The weighted average number of shares outstanding was 10,228,056 for the three month period ended September 30, 2014 compared to 95,607 for the three month period ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $240,078 and our current liabilities were $35,000, which resulted in a working capital surplus of $205,078.

As of September 30, 2014, our current assets were comprised of $240,078 in cash. As of September 30, 2014, our total assets were $245,078 comprised of: (i) current assets of $240,078; and (ii) $5,000 in deposit. Total assets increased from fiscal year ended December 31, 2013 based on the increase in cash.

As of September 30, 2014, our current liabilities were comprised of: (i) $10,000 in note payable; (ii) $20,000 in convertible note; and (iii) $5,000 in accrued expenses. Total liabilities increased slightly from fiscal year ended December 31, 2013 due to note payable of $10,000. See -- "Material Commitments."

Stockholders’ equity (deficit) increased from ($21,988) at fiscal year ended December 31, 2013 to $210,078 at September 30, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended September 30, 2014, net cash flows used in operating activities was $147,934. Net cash flows used in operating activities consisted primarily of net loss of $966,834, which was adjusted by $28,900 in stock for services. Net cash flows was further changed by a decrease of $5,000 in accrued expenses and $5,000 in deposit.

Cash Flows from Investing Activities. For the nine month period ended September 30, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2014, net cash flows provided from financing activities was $380,000 consisting of $10,000 in proceeds from note, $100,000 in proceeds from issuance of shares of common stock and $270,000 from proceeds from common stock to be issued.

Plan Of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and future generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of product and/or inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

Material Commitments

We issued a note for $20,000 to an individual who paid for professional costs on our behalf. The note expired in 2012 and is convertible into shares of stock at the market price. As the term and conditions expired in 2012 there is no derivative calculation present.

We are obligated for a note payable of $10,000 without interest due on demand to an unrelated third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting. Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

●	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●	Lack of an audit committee and deficiency in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the third quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the matters previously disclosed, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

Not required disclosure.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2014 we issued 12,475,664 shares of stock. Of this amount 10,000,000 were issued to Victor Petrone, our sole officer and director, at a per share price of $0.001 for founder shares of $10,000. Also, 220,000 shares were issued for cash of $100,000 which created a market price of .4545 per share. The remainder of the shares were issued for services over four months to October 31, 2014. The shares for services of 2,255,664 resulted in a value of $1,025,200 of which $768,900 was recognized as stock for services in the current period and the balance $256,300 is deferred to be recognized during the final quarter of 2014. The shares were issued in a private transaction to three United States residents in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

In September 2014 the Company received $270,000 in advance of shares to be issued. Those shares will amount to approximately 594,059.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation dated December 14, 1998		10		3.1	6/13/2014
3.2	Articles of Merger dated December 21, 1998		10		3.2	6/13/2014
3.3	Articles of Amendment to the Articles of Incorporation dated December 22, 1998		10		3.3	6/13/2014
3.4	Articles of Amendment to the Articles of Incorporation dated January 31, 2014		10		3.4	6/13/2014
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRONE WORLDWIDE, INC.

Dated: October 14, 2014
	By:	/s/ Victor Petrone, Jr.
		Name:	Victor Petrone, Jr.
		Title:	Principal Executive Officer and Principal Financial Officer

