Form 10-K
period 2014-12-31
PETRONE WORLDWIDE, INC.
filed 2015-03-30
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PETRONE WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0652348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2685 Hackney Road Weston, Florida	33331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 297-3876

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2014 was $88,023.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,274,303 shares of common stock are outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.

Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Petrone Worldwide", "we", "us" and "our" are to Petrone Worldwide, Inc.

CORPORATE HISTORY

Petrone Worldwide Inc. was originally incorporated as Sheridan Industries, Inc. on December 14, 1998 in the State of Nevada. On December 21, 1998, Sheridan Industries, Inc., a Utah corporation, was merged with and into us in order to effectuate a change of domicile. On December 31, 1998, we changed our name to Diabetex International Corp. On February 26, 2014, we effectuated a change of name to Petrone Worldwide, Inc. along with a 1 for 500 reverse stock split. On March 3, 2014 we completed a merger, which for accounting purposes is treated as a reverse, whereby we issued 1,760,542 shares of stock to the former owner of a private enterprise. Therefore, our operations and presentation then became that of the private entity.

We changed our names to Petrone Worldwide, Inc. to better reflect the fact that we will be conducting our business and recognizing our sales from operations and transactions in Europe, and Asia, which will be predominantly sales of tableware, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items and trendy accessories. This business differs from the past history whereby we were predominantly a consulting business in the food and beverage sector. We plan to expand our operations to Central and South America, Mexico and the Caribbean.

Reverse Stock Split

On February 26, 2014, we effected a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-500.  As a result of the reverse stock split, every 500 shares of our issued and outstanding common stock were combined into one share of common stock.  No fractional shares of common stock were issued as a result of the reverse stock split.

Petrone Hospitality Ltd.

On October 13, 2014, our Board of Directors caused a Certificate of Incorporation of a Private Limited Company (the "Certificate of Incorporation") to be filed with the Registrar of Companies for England and Wales creating a wholly-owned subsidiary, Petrone Hospitality Ltd. ("Petrone Hospitality"), Company No. 9260615. Petrone Hospitality issued 100 ordinary shares of common stock to us thus resulting in Petrone Hospitality as our wholly-owned subsidiary. The address of the principal place of business of Petrone Hospitality is Berkeley Square Building, Berkeley Square London W1J6BD United Kingdom.

Petrone Hospitality will be responsible for conducting operations on our behalf in England involving importing and distributing tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories.

OUR BUSINESS

During fiscal year 2014, we functioned as a consulting entity deriving fees from mainly two manufacturers, Front of the House, Inc. and Room 360, Inc. The consulting revenue was based upon introductions of new clients to the manufacturer who presently service these customers. We did not have sufficient capital to become a buyer and seller of product directly.

As of the date of this Annual Report, we have transitioned into a functional exclusive importer and distributor for tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. Our founder, Victor Petrone, has spent over 20 years building a significant global network of institutional buyers (hotels, resorts and restaurants) for premium, chic, environmentally-conscious products and services. The brand portfolio are vendor approved items for key foreign accounts; group hotels – such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, Fairmont Hotel & Resorts – as well as many smaller hotel chains and upscale restaurants. See "--Business Strategy".

Product Offerings-we are partnered with prominent hospitality manufacturers to provide premium hotels and resorts with guest room amenities, lavatory and bathroom furniture, food and beverage service items, and decorative accessories; internationally.

Mr. Petrone’s experience is drawn from his vice president position at Performance Group/Roma Foods and director of specialty markets, International Markets at Sysco Food Service, Inc both multi billion dollar companies. Mr. Petrone also draws on his experience in heading smaller regional food companies as Palermo Italian Foods.

Sponsorships and Participation

During November 2014, we announced our official show sponsorship and participation together with Front of The House, FOH Inc., as an exhibitor in the International Hotel, Motel & Restaurant Show ("IHMRS") held in New York City November 9-11, 2014. Management believes that IHMRS is the longest running and most comprehensive trade event for the hospitality industry, which is held each November in New York City. In its 99th year, hundreds of new hotel and foodservice products will make their debut.

During November 2014, we also announced our participation together with Decolav Inc. as an exhibitor in the Boutique Design New York ("BDNY") held in New York City November 9-10, 2014. Management believes that Decolav, Inc., an ADEX award-winning manufacturer of upscale bath products, is an industry trend-setter offering high quality and innovative lavatories, glass fixtures and bathroom furnishings. Management further believes that Decolav Inc. has been positioned as a preeminent manufacturer of turnkey bathroom solutions. BDNY is in its fifth year and presented more than 500 unique and innovative exhibitors of furniture, lighting, wall coverings, fabric, seating, accessories, artwork, carpet and flooring, materials, bath and spa for hospitality interiors.

PRODUCTS AND SERVICES

We are the exclusive distributor of commercial grade tabletop, guest and bathroom accessory solutions for the European and India marketplace. Our exclusive brands include: (i) Front of the House ("FOH"); (ii) Room 360 by FOH; and (iii) Decolav. See " -- Distribution Agreements" below. Each manufacturer designs luxury products for the finest hotels and restaurants worldwide. Below is a description of each:

Front of the House (FOH)/room360° Collection – Since 2013, Mr. Petrone has been representing the lines of Front of the House (FOH) in international markets. According to Front of the House, it has become the hospitality industry’s authority on tabletop and presentation trends and it “creates an extraordinary impact on an ordinary budget.” We believe that FOH has perfected the recipe of designing and manufacturing smart, savvy commercial solutions that are easy on the customers’ bottom line. The customer base of FOH/room360° includes most of the major U.S. hotel brands (national and independent), restaurant chains and food and beverage management companies – Sodexo, Chartwells, Delaware North Group, Aramark, Wasserstrom, Hubert, Darden, Brinker and Landry’s. FOH is an allied member of the Green Hotels Association, which is committed to encouraging, promoting and supporting ecological consciousness in the hospitality industry.

FOH’s “front of the house” is comprised of all-encompassing dinnerware, buffet ware and serve wise collections. Specific items offered are high-quality porcelain dinnerware, kitchen accessories and utensils, cookware, serve ware, bar ware, display ware, glassware and tumblers, and table mats. All collections are designed to be mixed and matched as FOH explores the intersection of unique materials, colors, textures and bold shapes with an array of sizes.

The most actively sold line is FOH Porcelain, which transforms the ordinary into modern elegance. It consists of 11 trendy, complete collections and incorporates over 200 matching accessories. All collections feature a proprietary super white glaze and are manufactured for high volume commercial use. In the U.S., FOH is recognized for personalized and unrivaled customer service, high stock levels, same-day order processing and unparalleled 3-5 day ship time. As such, we intend to replicate these attributes for the international hospitality and restaurant communities.

room360° Collection by FOH, Inc. – Since 2013, Mr. Petrone has also been representing the lines of FOH’s room360° Collection in offshore markets. The room360° “back of the house” collection includes in-room accessory and amenity products including waste baskets, ice buckets, in-room trays, glassware, personal care and coffee service accessories, tissue box covers and risers, amenity trays and soap dishes. The various collections are easy to clean and maintain, and they offer an array of features including faux leather, resin, stone, porcelain and all-natural porous materials (rubber wood, sugar cane, coconut wood and bamboo.) Add-on products consist of turn down trays, TP holders, mugs, glassware, coffee accessory pieces and non-woven material bags.

We have their exclusive import, distribution and licensing rights in all of the sovereign states of Europe, Asia and the Middle East, Africa, Mexico, Central and South America, and the Caribbean. Like FOH, room360° is also an allied member of the Green Hotels Association.

DecoLav, Inc. – We have an exclusive import and distribution rights agreement within Europe and Asia for DecoLav products. DecoLav is a leading, ADEX award-winning manufacturer of a wide range of high-quality bath products including lavatories, sinks, cabinets, mirrors, vanities, glass fixtures, bath furniture, vitreous china fixtures and other related items. ADEX recognizes superior product design of furnishings marketed through architects and interior designers as well as the greatest architecture and design projects worldwide.

DecoLav has a keen understanding of consumer trends and is a leader in trend-forward bathroom furnishings and fixtures. DecoLav currently serves the residential, hospitality and commercial markets and advertises “unbeatable” pricing. Its hospitality group has partnered with some of the most renowned hotels in the world, including Trump International, Starwood Hotels, CityCenter Las Vegas, Harrah’s, Hard Rock and many others. DecoLav has hundreds of U.S. showrooms and its key customers include The Home Depot, Lowe’s and Menard’s.

DISTRIBUTORSHIP AGREEMENTS

Decolav Distributor Agreement

On February 19, 2014, we entered into that certain international distributor agreement (the "Decolav Distributor Agreement") with Decolav, Inc., a Florida corporation ("Decolav"). In accordance with the terms and provisions of the Decolav Distributor Agreement: (i) Decolav granted to us exclusive distribution rights to sell, market and distribute Decolav's products (the "Products") in the 50 internationally recognized sovereign states of Europe, including those that are not part of the European continent, as well as all of Asia, except for Israel (the "Territories"); (ii) Decolav further granted to us a non-exclusive and non-transferable right and license to use the trademarks, tradenames and/or service marks identified or associated with the Products or used by Decolv in connection with the sale and promotion of the Products; (iii) we shall be responsible to purchase the Products directly from Decolav for resale marketing and distribution by us to our customers in the Territories; (iv) the purchase price for the Products we purchase shall be a price equal to a 35% of the then published catalog price for such Product (the "Purchase Price"); (v) we shall purchase Products in such quantifies as to fill a standard-sized 40 foot shipping container, but in no event shall the Purchase Price for any single order be less that $25,000; (v) we shall use our best efforts to promote, sell, service, support and otherwise market the Products in the Territories, (vi) we shall pay the Purchase Price and shall incur further substantial time soliciting customers, advertising the Products, sending direct mailings of Product literature, demonstrating the Products and participating in trade show representations; and (vii) based on Decolav's reputation and goodwill and our requirement to observe clear standards of conduct, Decloav shall have the right to terminate the Decolav Distributor Agreement if: (a) we failure to place and pay for the requisite Minimum Order (defined below), (b) we fail to chaieve the level of market penetration for the Products in the Territories as expected by Decolav, (c) our breach of any provision of the Decolay Distributor Agreement, (d) our dissolution, insolvency or bankruptcy, (e) engagement in immoral or misrepresentation by us.

Minimum Order means (i) during the first calendar year, purchases by us from Decolav with an aggregate Purchase Price of $500,000; (ii) during the second calendar year, purchases by us from Decolav with an aggregate Purchase Price of $1,250,000; (iii) during third calendar year, purchases by us from Decolav with an aggregate Purchase Price of $3,000,000; (iv) during the fourth calendar year, purchases by us from Decolav with an aggregate Purchase Price of $5,000,000; and (v) during the sixth calendar year, purchases by us from Decolav with an aggregate Purchase Price of $10,000,000.

FOH, Inc.

On February 28, 2014, we entered into that certain international distributor agreement (the "FOH Distributor Agreement") with FOH, Inc., a Florida corporation ("FOH"). In accordance with the terms and provisions of the FOH Distributor Agreement: (i) FOH granted to us exclusive distribution rights to sell, market and distribute FOH's products (the "Products") in the 50 internationally recognized sovereign states of Europe, including those that are not part of the European continent, as well as all of Asia, except for Israel (the "Territories"); (ii) FOH further granted to us a non-exclusive and non-transferable right and license to use the trademarks, tradenames and/or service marks identified or associated with the Products or used by FOH in connection with the sale and promotion of the Products; (iii) we shall be responsible to purchase the Products directly from FOH for resale marketing and distribution by us to our customers in the Territories; (iv) the purchase price for the Products we purchase shall be a price equal to a 35% of the then published catalog price for such Product (the "Purchase Price"); (v) we shall purchase Products in such quantifies as to fill a standard-sized 40 foot shipping container, but in no event shall the Purchase Price for any single order be less that $25,000; (v) we shall use our best efforts to promote, sell, service, support and otherwise market the Products in the Territories, (vi) we shall pay the Purchase Price and shall incur further substantial time soliciting customers, advertising the Products, sending direct mailings of Product literature, demonstrating the Products and participating in trade show representations; and (vii) based on FOH's reputation and goodwill and our requirement to observe clear standards of conduct, FOH shall have the right to terminate the FOH Distributor Agreement if: (a) we failure to place and pay for the requisite Minimum Order (defined below), (b) we fail to achieve the level of market penetration for the Products in the Territories as expected by FOH, (c) our breach of any provision of the FOH Distributor Agreement, (d) our dissolution, insolvency or bankruptcy, (e) engagement in immoral or misrepresentation by us.

Minimum Order means (i) during the first calendar year, purchases by us from FOH with an aggregate Purchase Price of $500,000; (ii) during the second calendar year, purchases by us from FOH with an aggregate Purchase Price of $1,250,000; (iii) during third calendar year, purchases by us from FOH with an aggregate Purchase Price of $3,000,000; (iv) during the fourth calendar year, purchases by us from FOH with an aggregate Purchase Price of $5,000,000; and (v) during the sixth calendar year, purchases by us from FOH with an aggregate Purchase Price of $10,000,000.

STRATEGY, SALES, MARKETING AND DISTRIBUTION

We are constantly seeking to extend our network of customers for the sale and distribution of the Products. Our business strategy is to partner (exclusively) with successful manufacturers and develop their brand recognition and global sales, essentially from scratch, through our established channels. Management has begun to migrate the entire supply, distribution and end-user network to us, which was effectuated approximately January 2015. As an exclusive importer and distributor, we believe we will generate increased gross profit margins. The increase will result from fewer trade tariffs and logistics costs by bypassing the United States and delivering directly to buyers in foreign countries thus effectively eliminating U.S. trade duties and warehousing costs.

We believe that the hospitality supply industry overseas is highly diverse and fragmented in terms of manufacturers and distributors, as well as with respect to the extensive assortment of products they offer. For us, the most attractive and immediate opportunities exist in the addressable segments of porcelain/tableware, lavatory fixtures and “back of the house.” We believe that these segments represent a multi-million dollar business in terms of annual revenues. For most of the companies that we represent and intend to represent, competition arises from large multi-national manufacturers and smaller manufacturers in specific countries or regions and in specific product niches. In the upper 3-, 4- and 5-star hospitality services industry, we believe our value proposition – with FOH/ room360°, DecoLav, and others that are pending – is superior when considering depth of product offerings, quality and reliability, on-demand inventory, pricing and customer service support.

Overall, we will serve as a master importer and distributor. We will, in turn, oversee sub-distributors and re-distributors (the “Subs”) in each country. The Subs will act as agents for the brands under our policy and procedure guidelines as they place lines into their established networks. These middlemen are anxious to receive the much sought-after brands that we represent. They will then have the right product mix at the right price and the right time rather than relying on their inferior previous offerings.

To date, dealer/distributors have frequently conducted business by selling common, locally-manufactured products that cannot compete with our offerings. These dealer/distributors’ already have warehouses and personnel (sales and marketing, operational, customer service and administrative) conducting in-country business with the right procurement agents at hotels and restaurants. Traditionally, hotel chains have mostly purchased premium products from the U.S., which is costly, but dependable. Through us, hotel chains will be able to purchase at the local level, at lower prices and with a shorter delivery cycle the products they really want. And, by outsourcing important functions to dealer/distributors; which become sub-distributors to us, we expect to contain fixed overhead and to reduce costs and management time.

We also have seasoned in-house marketing skill sets that enable us to attract new customers at low costs. These skill sets include developing and launching new product brands. We will promote the brand or product with a communication strategy that is tailored strictly towards the customer's goals.

PURCHASE ORDERS

During fiscal year ended December 31, 2014, revenue generated was in the form of payment of commissions. As of the current date, we have transition from commission based to a full importer and export distributor of the Products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

From January 1, 2015 to current date, we have received approximately $496,997 in Purchase Orders. Of this amount, 65% is attributable to Products from Room 360, 25% for Products from FOH and 10% for Products from Decolav.

Our key customers include The Home Depot, Lowe's, King Fisher PLC, The Four Season Hotels & Resorts, Marriott International, Starwood Properties, Fairmont Hotel & Resorts, Hilton Worldwide and Hyatt International.

COMPETITION

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, delivery time and breadth of product offerings.

Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing providers of the kinds of products that we sell.

Competitors in glass tableware include, among others:

  Steelite, International manufactures and trades in over 120 countries with industry sectors throughout the world and sells to retail, foodservice and business-to-business customers worldwide;
  EveryWare Global, Inc., which manufactures and distributes, under the Anchor Hocking® brand, glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;
  Rak Porcelain, Produces high grade porcelain to the hotel industry; its parent company; Rak Ceramics Group is an industry leader in the ceramics industry.
  Fortessa is Tableware Solutions, LLC is an integrated designer, developer and marketer of commercial and consumer tableware serving the commercial foodservice market globally as well as a rapidly growing share of the high-end consumer market; where the majority of its competitive sales are to foodservice and retail customers;
  various manufacturers in Asia, Europe, Middle East and South America; and
  various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Competitors in the European and Indian markets for ceramic dinnerware include, among others: Homer Laughlin; EveryWare Global, Inc. (which markets ceramic dinnerware under the Oneida ® brand and others); Steelite; and various sourcing companies. Competitors in metalware include, among others: EveryWare Global, Inc. (which markets metalware under the Oneida ® brand and others);

TRADEMARK, LICENSES AND INTELLECTUAL PROPERTY

In accordance with the terms and provisions of the Decolav Distributor Agreement and FOH Distributor Agreement, we have been granted non-exclusive and non-transferable right and license to use the trademarks, tradenames and/or service marks identified or associated with the Products or used by FOH in connection with the sale and promotion of the Products. We rely on a combination of patent, trademark, copyright and trade secret laws, licenses, confidentiality and other agreements to protect our licensed intellectual property rights. However, this protection may not be fully adequate. Our licensed intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and/or third parties could adopt trademarks similar to our own. In particular, third parties could design around or copy our branded products, which are important contributors to our competitive position in the tableware industry. We may be particularly susceptible to these challenges in countries where protection of intellectual property is not strong. In addition, we may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business.

MATERIAL CONTRACTS

Settlement Agreement/Rescission Agreement

On February 10, 2015, our Board of Directors authorized the execution of that certain settlement agreement dated February 10, 2015 (the "Settlement Agreement") with Victor Petrone, our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors ("Petrone"). During fiscal year 2014, Petrone had incurred substantial time in providing services to us before and subsequent to the filing of our registration statement on Form 10 in June 2014, which have advanced us and our business operations including, but not limited to: (i) establishing considerable number of contacts and contractual arrangements involving the importing and exporting industry of hotel guest room amenities and furniture and international hospitality; (ii) providing specialized knowledge and consulting services to the Company on operational strategies and management and traveling extensively internationally; (iii) establishing and maintaining public and investor relations; (iv) establishing procedures to ensure compliance with accounting standards, rules and regulations relating to a public company; (v) preparation and filing of the registration statement and all subsequent associated reports and coordination of edgar filings; and (vi) working with market makers regarding trading on the open market in a number of different markets and obtaining financing (collectively, the "Services"). We had a verbal agreement with Petrone commencing September 1, 2014 that Petrone would be paid a monthly fee of $50,000 as compensation for rendering of such Services.

Therefore, on February 10, 2015, we entered into the Settlement Agreement with Petrone pursuant to which we agreed to settle the amount due and owing of $150,000 for September 1, 2014 through December 31, 2014 (the "Debt") by the issuance of our shares of restricted common stock at a per share price of $0.01.

On March 25, 2015, the Board of Directors and Petrone subsequently determined that it is in our best interests and our shareholders to rescind the Settlement Agreement in light of the availability of other settlement options and/or potential financing structures. Petrone has also agreed to forgive any past amounts that may be owed from October 1 to December 31, 2014 Therefore, we agreed with Petrone to rescind the Settlement Agreement and Petrone shall return the share certificate evidencing the 15,000,000 shares of common stock for cancellation and the shares will be returned to treasury.

CONSULTANTS

During fiscal year ended December 31, 2014, we entered into a number of consultant agreements with the individuals per below. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Guy Powers. We entered into that certain one year consulting agreement dated August 18, 2014 (the "Powers Consulting Agreement") with Guy Powers ("Powers"), pursuant to which: (i) Powers shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Powers a fee of $181,800 by the issuance of 400,000 shares of our restricted common stock. Mr. Powers is our marketing department head.

John Lodini. We entered into that certain one year consulting agreement dated August 18, 2014 (the "Lodini Consulting Agreement") with John Lodini ("Lodini"), pursuant to which: (i) Lodini shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Lodini a fee of $22,725 by the issuance of 50,000 shares of our restricted common stock.

Harold P. Brown. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Brown Consulting Agreement") with Harold P. Brown ("Brown"), pursuant to which: (i) Brown shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Brown a fee of $10,666 by the issuance of 26,664 shares of our restricted common stock.

Harry Hilliard. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Hilliard Consulting Agreement") with Harry Hilliard ("Hilliard"), pursuant to which: (i) Hilliard shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Hilliard a fee of $3,555 by the issuance of 8,888 shares of our restricted common stock.

Joan Grove. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Grove Consulting Agreement") with Joan Grove ("Grove"), pursuant to which: (i) Grove shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Grove a fee of $889 by the issuance of 2,222 shares of our restricted common stock.

Joel Goldstein. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Goldstein Consulting Agreement") with Joel Goldstein ("Goldstein"), pursuant to which: (i) Goldstein shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Goldstein a fee of $3,555 by the issuance of 8,888 shares of our restricted common stock.

John Paul Jaquay. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Jaquay Consulting Agreement") with John Paul Jaquay ("Jaquay"), pursuant to which: (i) Jaquay shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Jaquay a fee of $444 by the issuance of 1,111 shares of our restricted common stock.

Lauren Jaquay. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Jaquay Consulting Agreement") with Lauren Jaquay ("Jaquay"), pursuant to which: (i) Jaquay shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Jaquay a fee of $444 by the issuance of 1,111 shares of our restricted common stock.

Nicholas Cerulli. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Cerulli Consulting Agreement") with Nicholas Cerulli ("Cerulli"), pursuant to which: (i) Cerulli shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Cerulli a fee of $1,778 by the issuance of 4,444 shares of our restricted common stock.

Rolando Hourruitiner. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Hourruitiner Consulting Agreement") with Rolando Hourruitiner ("Hourruitiner"), pursuant to which: (i) Hourruitiner shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Hourruitiner a fee of $27,000 by the issuance of 67,500 shares of our restricted common stock.

Vincent Truglia. We entered into that certain one year consulting agreement dated November 5, 2014 (the "Truglia Consulting Agreement") with Vincent Truglia ("Truglia"), pursuant to which: (i) Truglia shall provide such services to us as managing the business of sales, marketing, production and general business services; and (ii) we shall pay Truglia a fee of $1,778 by the issuance of 4,444 shares of our restricted common stock.

EMPLOYEES

We do not employ any employees. We are substantially dependent on the services of Victor Petrone, our sole member of the Board of Directors and President/Chief Executive Officer. The knowledge of Mr. Petrone of our business would be difficult to replace in the event we should lose his services. There can be no assurance that Mr. Petrone will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of our senior management or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Associated with Market Conditions

Slowdowns in the retail, travel, restaurant and bar or entertainment industries may negatively impact demand for our products. Our business is dependent on business and personal discretionary spending in the retail, travel, restaurant and bar or entertainment industries. Business and personal discretionary spending may decline during general economic downturns or during periods of uncertainty about economic conditions. In addition, austerity measures adopted by some governments may cause consumers in some markets that we serve to reduce or postpone spending. Consumers also may reduce or postpone spending in response to tighter credit, negative financial news, higher fuel and energy costs, higher tax rates and health care costs and/or declines in income or asset values. Additionally, expenditures in the travel, restaurant and bar or entertainment industries may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, during periods of severe weather or during periods when travel or entertainment might involve health-related risks such as severe outbreaks, epidemics or pandemics of contagious disease.

Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. These decisions may require us to record material restructuring charges. As the business begins seeking new international markets the possibility for restructuring could occur due to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We will continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring charges in the future.

We face intense competition and competitive pressures, which could adversely affect demand for our products and our results of operations and financial condition. Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, delivery time and breadth of product offerings. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing providers of the kinds of products that we sell.

Competitors in glass tableware include, among others:

  Steelite, International manufactures and trades in over 120 countries with industry sectors throughout the world and sells to retail, foodservice and business-to-business customers worldwide;
  EveryWare Global, Inc., which manufactures and distributes, under the Anchor Hocking® brand, glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;
  Rak Porcelain, Produces high grade porcelain to the hotel industry; its parent company; Rak Ceramics Group is an industry leader in the ceramics industry.
  Fortessa is Tableware Solutions, LLC is an integrated designer, developer and marketer of commercial and consumer tableware serving the commercial foodservice market globally as well as a rapidly growing share of the high-end consumer market; where the majority of its competitive sales are to foodservice and retail customers;
  various manufacturers in Asia, Europe, Middle East and South America; and
  various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Competitors in the European and Indian markets for ceramic dinnerware include, among others: Homer Laughlin; EveryWare Global, Inc. (which markets ceramic dinnerware under the Oneida ® brand and others); Steelite; and various sourcing companies. Competitors in metalware include, among others: EveryWare Global, Inc. (which markets metalware under the Oneida ® brand and others);

Demand for our products may be adversely impacted by increased competitive pressures caused by the provision of subsidies by foreign countries to our competitors based in those countries; national and international boycotts and embargoes of other countries' or U.S. imports and/or exports; the raising of tariff rates on, or increase of non-tariff trade barriers that apply to, imports of our products to foreign countries; the lowering of tariff rates on imports into the U.S. of our foreign competitors' products; and other changes to international agreements that improve access to the U.S. market for our competitors.

In addition, the cost-competitiveness of our products may be adversely affected by inflationary pressures that cause us to increase the prices of our products in order to maintain their profitability. In that connection, some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware.

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Indian Rupee which we refer to as the “INR” and the Chinese Yuan, which we refer to as the “RMB,” relative to the U.S. dollar and other major currencies. For example, if the U.S. dollar appreciates against the euro, the INR or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, India and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products.

In some countries in which we purchase, including China, our ability to put fixed priced contracts in place is limited.

Operational Risks

If we are unable to increase output or achieve operating efficiencies, the profitability of our business may be materially and adversely affected. We may not be successful purchasing at our lower-cost manufacturing facilities or gaining operating efficiencies that may be necessary in order to ensure that our products and their prices remain competitive.

We are dependent on major distributors. If we are unable to maintain good relationships with our existing distributors, our business could suffer.

Our three largest distributors account approximately for 65,%, 25% and 10% of our revenue during the first quarter of fiscal year 2015. Unilateral decisions could be taken by our distributors to discontinue using our services, which could have a material adverse effect on our financial condition and consolidated results of operations. The success of our business depends upon the continuing contribution of our key personnel, including Mr. Petrone.

Unexpected equipment failures may lead to production curtailments or shutdowns. Our manufacturing partners’ processes are dependent upon critical materials-producing equipment, such as furnaces and forming machines. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in the production capabilities would adversely affect our productivity and results of operations for the affected period.

A loss of the services of key personnel could have a material adverse effect on our business. Our continued success depends to a large degree upon our ability to attract and retain key management executives, as well as upon a number of members of technology, operations and sales and marketing staffs. The loss of some of our key executives or key members of our operating staff, or an inability to attract or retain other key individuals, could materially adversely affect us.

We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer. All of our major operations, including manufacturing partners, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from: (i) earthquake, fire, flood, hurricane and other natural disasters; (ii) power loss, computer systems failure, internet and telecommunications or data network failure; and (iii) hackers, computer viruses or software bugs.

Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our business; result in decreased sales, increased overhead costs, excess inventory and product shortages; and otherwise adversely affect our operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures would be completely successful.

In addition, although we take steps to secure our management information systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches and cyber-attacks. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

A severe outbreak, epidemic or pandemic of a contagious disease in a location where we have a facility could adversely impact our operations and financial condition. Our facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. If a severe outbreak were to occur where we have facilities, it could adversely impact our operations and financial condition.

We may not be able to effectively integrate future businesses we acquire or joint ventures into which we enter. Any future acquisitions that we might make or joint ventures into which we might enter are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management's attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the U.S.;
•	the incurrence of contingent obligations that were not anticipated at the time of the acquisitions;

•	the failure to obtain necessary transition services such as management services, information technology services and others;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.

In addition, we cannot provide assurance that the integration and consolidation of newly acquired businesses or joint ventures will achieve any anticipated cost savings and operating synergies. The inability to integrate and consolidate operations and improve operating efficiencies at newly acquired businesses or joint ventures could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

Our auditors have expressed a risk that there is substantial doubt about our ability to continue in business. Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate significant revenues..  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

We have a working capital deficit and significant capital requirements. We had a net loss of $1,337,529 for fiscal year ended December 31, 2014 and net cash used in operations of $314,724 for the fiscal year ended December 31, 2014. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all. Further, because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2015, additional capital investment will be necessary to develop and sustain our operations

Our independent registered public account firm as raised doubt over our ability to continue as a going concern. The independent registered public accounting firm’s report accompanying our December 31, 2014 and 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2014 was $1,337,529 and our net loss for the year ended December 31, 2013 was $2,047. Our retained deficit was $1,339,617 at December 31, 2014. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2014. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2014, and December 31, 2013 that expressed substantial doubt regarding our ability to continue as a going concern.

Our level of debt may limit our operating and financial flexibility. As of December 31, 2014, we had $45,000 aggregate principal amount of debt outstanding. Other covenants that limit our operational and financial flexibility, such as by: (i) limiting the additional indebtedness that we may incur; (ii) limiting certain business activities, investments and payments; and (iii) limiting our ability to dispose of certain assets.

These covenants may limit our ability to engage in activities that may be in our long-term best interests.

In addition, our levels of indebtedness could: (i) limit our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; (ii) limit our ability to make capital investments in order to expand our business; (iii) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments; (iv) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments; (v) limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes; (vi) make it more difficult for us to satisfy our financial obligations; (vii) limit our ability to pay dividends; and (viii) limit our ability to attract and retain talent.

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.

In addition, our failure to comply with the covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

If we are unable to control or pass on to our customers’ increases in key input costs, including the cost of sourced products, utilities, packaging and freight, the profitability of our business may be materially and adversely affected. We also rely heavily on natural gas, electricity, water and other utilities. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware from third parties. Increases in the costs of these commodities or products may result from inflationary pressures as well as temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors. If we experience shortages in commodities or sourced products, we may be forced to procure them from alternative suppliers, and we may not be able to do so on terms as favorable as our current terms or at all.

In addition, the cost of U.S. dollar-denominated purchases (including for raw materials) for our operations in the euro zone and India may increase due to appreciation of the U.S. dollar against the euro, the INR and the RMB, respectively.

If we are unsuccessful in managing our costs or in passing cost increases through to our customers through increased prices, our financial condition and results of operations may be materially and adversely affected.

The profitability of our business may be materially and adversely impacted if we are unable to fully absorb the high levels of fixed costs associated with our business. The high levels of fixed costs of operating glass our distribution center encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales, and a significant portion of our interest expense is fixed. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production our costs per unit increase, negatively impacting our gross margins.

Decreased demand or the need to reduce inventories can lead to capacity adjustments that reduce our ability to absorb fixed costs and, as a result, may materially impact our profitability.

Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition, results of operations and cash flows. Our reporting currency is the U.S. dollar. A significant portion of our net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the euro, the INR and the RMB. In our consolidated financial statements, we will translate local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, the reported revenues and earnings of our international operations will be reduced because the local currencies will translate into fewer U.S. dollars. This could have a material adverse effect on our financial condition, results of operations and cash flow.

In addition, changes in the value, relative to the U.S. dollar, of the various currencies in which we conduct operations, including the euro, the INR and the RMB, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.

If we have asset impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets. We have not recorded an amount of goodwill, which would represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2013 and 2012, we did not have any impairment related to goodwill or intangible assets. During 2013 and during 2012, no impairment occurred related to fixed assets.

We will conduct an impairment analysis at a minimum annually related to goodwill and other indefinite lived intangible assets. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management's best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become further impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. In order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period, depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.” These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

If counterparties to our hedge agreements fail to perform, the hedge agreements would not protect us from fluctuations in certain commodity pricing. If the counterparties to our derivative financial instruments that hedge commodity price risks were to fail to perform, we would no longer be protected from fluctuations in the pricing of these commodities and the impact of pricing fluctuations would impact our results of operations and financial condition.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill. Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Governmental conversion controls over the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars. While the European government does not currently restrict, and for many years has not restricted, the right or ability of European or foreign persons or entities to convert euros into U.S. dollars or to transfer other currencies out of Europe, in the future the European government could institute restrictive exchange rate policies or governmental controls over the convertibility of euros into U.S. dollars. Restrictive exchange rate or conversion policies could limit our ability to transfer or convert the euro earnings of our European subsidiary into U.S. dollars, upon which we rely in part to satisfy our future debt obligations through intercompany loans.

In addition, the government of India imposes controls on the convertibility of rupees (INR) into foreign currencies and, in certain cases, the remittance of currency out of India. Shortages in the availability of foreign currency may restrict the ability of Petrone India to remit sufficient foreign currency to make payments to us. Under existing India foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Indian State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where INR are to be converted into foreign currencies and remitted out of India to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. In the future, the Indian government could institute restrictive exchange rate policies for current account transactions. These policies could adversely affect our results of operations and financial condition.

Our ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of temporary difference reversals. We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2013 and 2012, those jurisdictions have not yielded a net deferred tax asset position after valuation allowances.

International Risks

We are subject to risks associated with operating in foreign countries. We operate distribution warehouses and other facilities throughout the world. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including: (i) difficulties in staffing and managing multinational operations; (ii) changes in government policies and regulations; (iii) limitations on our ability to enforce legal rights and remedies; (iv) limitations on our ability to enforce legal rights and remedies; (v) political, social and economic instability; (vi) drug-related violence, particularly in Mexico; (vii) war, civil disturbance or acts of terrorism; (ix) taking of property by nationalization or expropriation without fair compensation; (x) imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; (xi) ineffective intellectual property protection; (xii) disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”); (xii) potentially adverse tax consequences; (xiii) impositions or increase of investment and other restrictions or requirements by foreign governments; and (ix) limitations on our ability to achieve the international growth contemplated by our strategy.

The foreign countries' governments exert substantial influence over the manner in which we must conduct our business activities which could adversely affect us. China as an example has only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China and other foreign countries may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in certain foreign countries are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Foreign countries' legal systems have inherent uncertainties that could limit the legal protections available to you. Our contractual arrangements in certain foreign countries may be governed by the laws of that foreign country. Those legal systems, especially in Europe, are civil law systems and are based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the European and Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in certain European countries and China.

Foreign country laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such foreign country laws and regulations may materially and adversely affect our business. There are substantial uncertainties regarding the interpretation and application of the current or future foreign country laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. The foreign country governments have broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, proscribing remittance of profits offshore and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

High levels of inflation and high interest rates in China could adversely affect the operating results and cash flows of our operations there. The annual rate of inflation in China, as measured by changes in the Consumer Price Index, has shown volatility. Inflation during 2011 was around 5.0%. Although inflation in China during 2012 and 2013 slowed to 2.6%, it rose 1.4% in 2014. Chinese media reports suggest that the inflation rate in 2015 is expected to rise further. If this trend were to continue, our operating results and cash flows could be adversely affected, thereby adversely affecting our results of operations and financial condition as we procure products from the origin of China.

We are subject to the United States Foreign Corrupt Practices Act. We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

Increasing legal and regulatory complexity will continue to affect our operations and results in potentially material ways. Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in ways that potentially may be material. In many of our markets, including the U.S. and Europe, we are subject to increasing regulation, which will increase our cost of doing business. In developing markets, including in India, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•	The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the Europe., where inconsistent standards imposed by local, state and federal authorities can increase our exposure to litigation or governmental investigations or proceedings;

•	The impact of new, potential or changing regulation that can affect our business plans, such as those relating to the content and safety of our products, as well as the risks and costs of our labeling and other disclosure practices;

•	The risks and costs to us and our supply chain of increased focus by U.S. and overseas governmental authorities and non-governmental organizations on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption, including as a result of initiatives that effectively impose a tax on carbon emissions;

•	The impact of litigation trends, particularly in our major markets; the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

•	The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, immigration, healthcare, retirement and other employee benefits and unlawful workplace discrimination;

•	The cost and disruption of responding to governmental audits, investigations or proceedings (including audits of abandoned and unclaimed property, tax audits and audits of pension plans and our compliance with wage and hour laws), whether or not they have merit, and the cost to resolve or contest the results of any such governmental audits, investigations or proceedings;

•	The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws, the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the associated intellectual property rights or to our use of that intellectual property; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations. Our operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on operations.

We have incurred, and expect to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. Also, certain environmental laws impose strict liability and, under certain circumstances, joint and several liability on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties, for which we may be responsible, including those at which wastes attributable to us were disposed. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations.

Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future; these requirements could have a material adverse effect on our operations. Our products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products becomes subject to new regulations, or if any of our products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission, or CPSC, regulates many consumer products, including tableware products that are externally decorated with certain ceramic enamels. In addition, such new regulations could reduce sales of our tableware products. Furthermore, a significant order or judgment against us by any governmental or regulatory entity relating to health or safety matters, or the imposition of a significant fine relating to such matters, may have a material adverse effect on our operations.

We are subject to complex corporate governance, public disclosure and accounting requirements to which most of our competitors are not subject. We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the OTCBB exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

Our competitors generally are not subject to these rules and regulations, because they do not have securities that are publicly traded on a U.S. securities exchange. As a result, our competitors generally are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to these rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

Our financial results and operations may be adversely affected by violations of anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we were found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business. Our success depends in part on our ability to protect our licensed intellectual property rights. We rely on a combination of patent, trademark, copyright and trade secret laws, licenses, confidentiality and other agreements to protect our licensed intellectual property rights. However, this protection may not be fully adequate. Our licensed intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and/or third parties could adopt trademarks similar to our own. In particular, third parties could design around or copy our branded products, which are important contributors to our competitive position in the tableware industry. We may be particularly susceptible to these challenges in countries where protection of intellectual property is not strong. In addition, we may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business.

Our financial results may be adversely impacted by product liability claims, recalls or other litigation that is determined adversely to us. We are not involved in various routine legal proceedings arising in the ordinary course of our business. We do not have any pending legal proceeding as material. However, our financial results could be adversely affected by monetary judgments and the cost to defend legal proceedings in the future, including product liability claims related to the products we manufacture. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.

We are a relatively young company with no operating history. Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters. If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We will require additional funds to operate in accordance with our business plan. We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our short or long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

We may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

We are highly dependent on Victor Petrone, Jr., our sole officer and director. The loss of Mr. Petrone, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan. We are largely dependent on our sole officer and director, for his knowledge and experience. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.

We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

If  capital  is  not  available  to  us to expand our business operations,  we  will  not  be able to pursue our business plan. We will require at some point capital to acquire distribution centers to warehouse and facilitate the shipments of products in a timely and cost effective manner.  Cash flows from operations, to the extent available, will be used to fund these expenditures.  We intend to seek additional capital from loans from current shareholders and from public and private equity offerings.    It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders. Our executive officers and directors, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

The market for our common stock is illiquid. The market for our common stock is volatile and illiquid.   As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

The Penny Stock Rules cover our stock, which may make it difficult for a broker to sell investors’ shares.  This may make our stock less marketable, and liquid, and result in a lower market price. Our common stock is a penny stock, which means that SEC rules require broker dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

•   Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

•   Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

•   Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

•   The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for DBTX's stock.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders. Our executive officers and directors, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Broker-deal requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting. Although we intend to take steps to correct our identified material weaknesses in our internal controls and revise our interim financial disclosures for periods in 2015, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we are working to correct any material weaknesses in our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We intend to address material weaknesses by reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information. Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

There is no significant active trading market for our shares, and if an active trading market does not develop, purchasers of our shares may be unable to sell them publicly. There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;
●	Market visibility for our common stock may be limited; and
●	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the defense industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2014 experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

Sales of our common stock relying upon Rule 144 may depress prices in the market for our common stock by a material amount when a market is established. As of the date of this Annual Report, certain of our common stock held by non-affiliates was issued before December 31, 2014 and will have been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with certain of our shares of common stock issued prior to December 31, 2014 to non-affiliates being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold, however, if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted common stock held by our non-affiliates may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Our officer utilizes an office at 2685 Hackney Road, Weston, Florida 33331 at no cost.

We also lease office space in London, England from which we carry out daily administrative activities for the European marketplace, including answering telephone calls and inquiries, processing purchase orders, inviting customers to discuss business opportunities, show product samples and make sales calls. The office is located at Berkeley Square House, Berkeley Square, London, W1J 6BD, United Kingdom. Our lease is for a one year period commencing March 1, 2015 and terminating February 29, 2016. We pay $3,400 in U.S. Dollars for the rent and have two individuals located at the office.

We have also recently identified a facility that is currently under review to become our warehousing facility located in Tonbridge, England. We intend to warehouse products from our exclusive brands (delivered from Asia or the United States) to facilitate business operations throughout Europe. We intend to purchase product from our manufacturers and be able to re-sell immediately into the European and Asian marketplace via air freight, ocean freight or courier.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted and trades on the OTC Market Pink Sheets under the symbol "PFWI.OB" from approximately August 14, 2014 to current date. However, as of the date of this Annual Report, there has been no volume or trading since June 30, 2014 and thus no change in bid or ask price. The following table sets forth the high and low price information of our common stock for the periods indicated.

OTC Bulletin Board (1) (2)

	High	Low
December 31, 2014	$2.55	$2.55
August 31, 2014	$2.55	$2.55
June 30, 2014	$2.55	$.865
March 31, 2014	$.90	$.90

December 31, 2013	$1.725	$1.37
September 30, 2013	$2.15	$1.97
June 30, 2013	$0.79	$0.77
March 31, 2013	$0.90	$0.89

December 31, 2012	$1.13	$1.13
September 30, 2012	$2.14	$1.8
June 30, 2012	$3.80	$2.98
March 31, 2012	$3.92	$3.42

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of December 31, 2014, there were approximately 426 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-
Equity compensation plans not approved by security holders
2015 Flexible Stock Option Plan	-0-
Total		-

As of the date of this Annual Report, we do not have a stock option plan.

INFORMATION RELATING TO OUTSTANDING SHARES

As of March 27, 2015, there were 15,274,303 shares of our common stock issued and outstanding. Except for 10,000,000 shares reserved under our 2015 SOP, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares 11,760,542 shares are owned by our sole officer and director) were issued in private placement offerings or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2014 and to current date, we issued shares of unregistered common stock as follows.

Reverse Merger

On March 3, 2014, we completed a merger with Petrone Worldwide, Inc., a private corporation, which for accounting purposes was treated as a reverse, whereby we issued 1,760,542 shares of stock to Victor Petrone as the former owner of a private company. The shares were valued at $0.50. The shares were issued in a private transaction to one United States resident in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services

On February 3, 2014, August 1, 2014, November 18, 2014 and December 11, 2014, we issued an aggregate of 2,480,936 shares to three separate consultants for services rendered. Of the 2,480,936 shares issued: (i) 100,000 shares were issued to our former officer for services on February 3, 2014 at a per share price of $0.50; (ii) 2,255,664 shares were issued on August 1, 2014 at a per share price of $0.45; and (iii) 31,108 shares were issued on November 18, 2014 at a per share price of $0.40.and 94,164 on December 11, 2014 @,40 per share. The shares were issued in a private transaction to three United States residents in reliance on Rule 506 of Regulation D of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Private Placement

On August 1, 2014, November 18, 2014 and December 8, 2014, we issued an aggregate of 895,000 shares to three investors for aggregate proceeds of $375,000. Of the 895,000 shares issued: (i) 100,000 shares were issued at a per share price of $0.50; (ii) 220,000 shares were issued at a per share price of $0.4545; and (iii) 425,000 shares were issued at a per share price of $0.40. We also issued 22,220 on December 8, 2014 for cash to be received of $5,000. The shares were issued in a private transaction to three United States residents in reliance on Rule 506 of Regulation D of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Founder Shares

On August 1, 2014, we issued 10,000,000 shares of stock to Victor Petrone, our sole officer and director, at a per share price of $0.001 for founder shares of $10,000. The shares were issued in a private transaction to three United States residents in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Executive Compensation."

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the Financial Statements and other information presented elsewhere in this Annual Report.

OVERVIEW

We are an importer and distributor for tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. We have moved from a commission based revenue to Our founder, Victor Petrone, has spent over 20 years building a significant global network of institutional buyers (hotels, resorts and restaurants) for premium, chic, environmentally-conscious products and services. The brand portfolio are vendor approved items for key foreign accounts; group hotels – such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, Fairmont Hotel & Resorts – as well as many smaller hotel chains and upscale restaurants.

Product Offerings-Petrone Worldwide is partnered with prominent hospitality manufacturers to provide premium hotels and resorts with guest room amenities, lavatory and bathroom furniture, food and beverage service items, and decorative accessories, internationally.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Petrone Worldwide, Inc. and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2014 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2014	2013
Revenues, consulting	$88,305	$232,664
Operating Expenses	1,425,834	234,711
Operating loss	(1,337,529)	(2,047)
Total operating expenses	1,747,149	1,296,925
Net loss	(1,337,529)	(2,047)
Net loss per share	(.19)	(.0.02)

During fiscal year ended December 31, 2014, revenue was generally earned in the form of consulting fees. As of the date of this Annual Report, we have acquired sufficient capital to enable us to buy Products, inventory it and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of the Products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Our net loss for fiscal year ended December 31, 2014 was ($1,337,529) compared to a net loss of ($2,047) during fiscal year ended December 31, 2013 (an increase in net loss of $1,335,482).

We generated revenues in the form of commissions of $88,305 during fiscal year ended December 31, 2014 compared to $232,664 during fiscal year ended December 31, 2013. Our revenue was earned from two manufacturers.

During fiscal year ended December 31, 2014, we incurred operating expenses of $1,425,834 compared to $2,047 incurred during fiscal year ended December 31, 2013 (an increase of $1,423,787). These operating expenses incurred during fiscal year ended December 31, 2014 consisted of: (i) selling, general and administrative of $338,029 (2013: $234,711); and (ii) stock for services valued at $1,425,834 (2013: $-0-). Of the $1,425,834 incurred in operating expenses during fiscal year ended December 31, 2014, we paid Mr. Petrone $102,078 (2013: $148,159) for services.

Operating expenses incurred during fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013 increased primarily due to the increase in valuation of stock for services of $1,425,834). The increase in stock for services (which is based on the fair value of the equity instrument issued) increased based mostly on upon compensating our consultants and other professionals engaged.

Our loss from operations during fiscal year ended December 31, 2014 was ($1,337,529) compared to a loss from operations of ($2,047) during fiscal year ended December 31, 2013.

Thus, we realized a net loss of ($1,337,529) or ($0.19) for fiscal year ended December 31, 2014 compared to a net loss of ($2,047) or ($0.02) for fiscal year ended December 31, 2013. The weighted average number of shares outstanding was 6,997,483 for fiscal year ended December 31, 2014 compared to 95,607 for fiscal year ended December 31, 2013 (taking into consideration the Reverse Stock Split).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2014

As of December 31, 2014, our current assets were $77,803 and our current liabilities were $45,000, which resulted in a working capital surplus of $32,803. As of December 31, 2014, current assets were comprised of $77,803 in cash. As of December 31, 2014, current liabilities were comprised of: (i) $15,000 in accrued expenses; and (ii) $30,000 in note payable.

As of December 31, 2014, our total assets were $147,803 comprised of: (i) $77,803 in current assets; and (ii) $70,000 in deposits. The increase in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in cash and deposits.

As of December 31, 2014, our total liabilities were $45,000 comprised entirely of $45,000 in current liabilities.

Stockholders’ equity (deficit) increased from a deficit of ($21,988) for fiscal year ended December 31, 2014 to ($1,339,617) for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2014, net cash flows used in operating activities was ($314,724) compared to net cash in operating activities of $7,953 for fiscal year ended December 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $1,337,529 (2013: $2,047), which was partially adjusted by $1,087,805 (2013: $-0-) in common stock issued for services. Net cash flows used in operating activities was further changed by a decrease of ($70,000) (2013: -0-) for deposits and an increase of $5,000 (2013: $10,000) for accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have partially financed our operations from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2014, net cash flows provided from financing activities was $384,515 compared to $-0- for fiscal year ended December 31, 2013. Cash flows from financing activities for the fiscal year ended December 31, 2014 consisted of: (i) $374,515 (2013: $-0-) in proceeds from sales of common stock; and (ii) $10,000 (2013: $-0-) in proceeds from loans.

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

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2015. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph December 31, 2014, in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease the office space in London, England. The base monthly rent is $3,400.00.

As of December 31, 2014, our material commitments consisted of the following:

•	We issued a note for $20,000 to an individual who paid for professional costs on our behalf. The note expired in 2012 and is convertible into shares of stock at the market price.

•	We are obligated for a note payable of $10,000 without interest due on demand to an unrelated third party.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We do not expect the adoption of any recently issued accounting pronouncements to have a significant effect on our financial position or results of operations.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3 unobservable inputs. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRONE WORLDWIDE, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

C O N T E N T S

Terry L. Johnson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Petrone Worldwide, Inc.

We have audited the accompanying balance sheets of Petrone Worldwide, Inc.. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrone Worldwide, Inc.. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 23, 2015

PETRONE WORLDWIDE, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Petrone WorldWide, Inc.
Balance Sheet

	December 31,	December 31,
Assets:	2014	2013
Current Assets	$77,803	$8,012
Total Current Assets	$77,803	$8,012

Other Assets
Deposits	70,000	—
Total Other Assets	70,000	—

Total Assets	$147,803	$8,012

Liabilities:
Current Liabilities
Accrued Expenses	15,000	10,000
Note Payable	30,000	20,000
Total Current Liabilities	45,000	30,000

Non-Current Liabilities:
Notes Payable	—	—

Total Non-Current Liabilities	—	—

Total Liabilities	45,000	30,000

Stockholders' Deficit:
Common Stock: par value $0.001, 100,00,000 shares authorized
15,274,303 and 95,607 shares issued and outstanding, respectively	15,274	96
Additional Paid in Capital	1,480,135	(19,996)
Stock for Services Not Yet Earned	(47,504)	—
Stock Subscription Receivable	(5,485)	—
Retained Deficit	(1,339,617)	(2,088)
Total Stockholders’ Equity (Deficit)	102,803	(21,988)
Total Liabilities and Stockholders’ Equity	147,803	8,012
The accompanying notes are an integral part of these financial statements.

Petrone Worldwide, Inc.
Statement of Operations

	For the Year Ended
	December 31,
	2014	2013
Revenues-Consulting	$88,305	$232,664
Product Revenue	—	—

Operating Expenses:
Selling, general and administrative	338,029	234,711
Stock for Services	1,087,805	—
Operating Expenses	1,425,834	234,711

Operating (Loss)	(1,337,529)	(2,047)

Other Income (Expense):
Interest Expense	—	—

Total Other Expenses	—	—

Net Profit (Loss)	$(1,337,529)	(2,047)

Loss per Share	$(0.19)	$(0.02)

Weighted Average Shares Outstanding	6,997,483	95,607

The accompanying notes are an integral part of these financial statements.

Petrone WorldWide, Inc.
Statement of Stockholders’ Deficit

	Common Shares	Common Amount	Additional Paid in Capital	Stock for Services not Yet Earned	Stock Subscription Receivable	Accumulated Deficit	Total
Balance December 31, 2012	95,607	$96	$(19,996)			$(41)	$(19,941)

Net Loss for the year						(2,047)	(2,047)
Balance December 31, 2013	95,607	96	(19,996)			(2,088)	(21,988)
Shares issued for services on 2/3/2014	100,000	100	49,900				50,000
Shares issued for merger 3/3	1,760,542	1,760	(1,760)				—
Shares issued for cash 8/1/2014	220,000	220	99,780				100,000
Shares issued for Services on 8/1/2014	2,255,664	2,255	1,022,945				1,025,200
Shares issued to Founder on 8/1/2014	10,000,000	10,000					10,000
Share issued for Services on 11/18/2014	31,108	31	12,413				1,037
Shares issued on 11/18/2014 for cash	19,998	20	4,980	(11,407)	(485)		4,515
Shares issued on 12/8/2014 for cash	425,000	425	169,575				170,000
Shares issued 12/8/2014 For cash to be received	22,220	22	4,978		(5,000)		—
Shares issued 12/11/2014 for cash	250,000	250	99,750				100,000
Stock issued 12/11/2014 for services	94,164	95	37,570	(36,097)			1,568
Net Loss for the year						(1,337,529)	(1,337,529)
Balance December 31, 2014	15,274,303	15,274	1,480,135	(47,504)	(5,485)	(1,339,617)	(102,803)

The accompanying notes are an integral part of these financial statements.

Petrone WorldWide, Inc.
Statement of Cash Flows

	For the Twelve Months Ended
	December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,337,529)	$(2,047)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services and not yet earned	1,087,805	—
Changes in Operating Assets and Liabilities:(Deposits)	(70,000)	—
Increase Accrued Expenses	5,000	10,000
Net Cash (Used) in Operating Activities	(314,724)	7,953

Net Cash Provided by Financing Activities:
Cash received for Stock issuance	374,515	—
Proceeds from loans	10,000	—
Net Cash Provided by Financing Activities	384,515	—

Increase in Cash	$69,791	$7,953
Cash at the beginning	8,012	59
Cash at the end	$77,774	$8,012

The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

(A) Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On February 26, 2014 the Company effectuated a 1 to 500 reverse stock split on its common stock. The financials have been restated to reflect this split for all periods presented.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

(D) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at December 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

December 31, 2014

Note Payable (Exercise price –market $20,000 div. by .40)	50,000
Total	50,000

(E) Operating Leases

The Company commencing in March of 2015 leases office space in London England under a year lease agreement.

(F) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of November 30, 2014 and May 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 8).

(I) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

(J) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(K) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(L) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(M) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

(N) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – DEPOSITS

	December 31, 2014	December 31, 2013
Product	65,000	—
Warehouse Space	5,000	—
	70,000	—

At December 31, 2014 the company had on Deposit $65,000 for inventory product and $5,000 deposit for its new warehouse.

NOTE 4 – NOTE PAYABLE

The Company had one convertible note payable for $20,000 for an individual who paid for professional costs for the Company. The note expired in 2012 and is convertible into shares of stock at the market price.

The Company is also obligated to an unrelated third party for $10,000 payable on demand without interest.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a significant loss, with minimal revenue. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6- RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013 the Company paid its chief executive officer for services $102,078 and $148,159 respectively.

On August 1, 2014 the Company issued 10,000,000 shares to its officer valued as founders shares at par for services.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On August 1, 2014 the Company issued 12,475,664 shares of stock. Of this amount 10,000,000 were issued to its sole officer and director at par for founder shares of $10,000. 220,000 shares were issued for cash of $100,000 which created a market price of .4545 per share. The remainder of the shares were issued for services over four months to October 31, 2014. The shares for services of 2,255,664 resulted in a value of $1,025,200.

On November 18, 2014 51,106 shares were issued of which 31,108 shares were issued for services valued at the price the company raised money on in November of .40 per share. 19,998 shares were issued for cash of $5,000, $485 of which is to be received and is accounted for as a subscription receivable in the equity section.

On December 8, 2014 the company issued 447,220 shares of which 425,000 shares were issued for cash of $170,000 and 22,220 shares for cash of $5,000 which was received subsequent to December 31, 2014 and is shown in the equity section of the balance sheet as a subscription receivable.

On December 11, 2014 the Company issued 344,164 shares of which 250,000 shares were issued for cash of $100,000 and 94,164 shares for services performed and yet to be performed.

NOTE 8 - COMMITMENT AND CONTINGENCIES

In March of 2015, a date subsequent to the balance sheet date the Company entered into a year rental agreement for office space The base rent indicates a monthly charge of $3,400. Future minimum rental costs are as follows

2015	$34,000
2016	$6,800

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the material subsequent event disclosed below no other event required disclosure:

1.	From January 1 to March 20, 2015 the Company became a distributor of product and no longer is a consulting based operation. During this period $496,997 of sales was recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

STEGMAN & COMPANY

On June 1, 2014, we engaged Terry L. Johnson ("Johnson") as our registered independent public accounting firm, with offices at 406 Greyford Lance, Casselberry, Florida 32707. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Johnson regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

This decision to engage Johnson was approved by our full Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2015 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Victor Petrone	45	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	2014

Victor Petrone, Director, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer. Mr. Petrone has more than twenty years of experience in the hospitality business sector. From July 1, 2009 through March 2010, Mr. Petrone was a independent hospitality consultant in Europe. During March 2010, Mr. Petrone was appointed the chief operating officer of Diamond Ranch Foods, a publicly traded U.S. corporation. Mr Petrone held this position to July 2011 when he returned to being a consultant in the hospitality industry. This subsequently let to Mr. Petrone being appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer of Petrone Worldwide, Inc. on March 3, 2014. Mr. Petrone is a graduate of the Wharton School of Business, University of Pennsylvania.

During his career, Mr. Petrone was general manager and vice president of Performance Food Group/ Roma Foods, now a publicly traded company, then director of Specialty Markets and International Markets Sysco Foodservice, also a publicly traded company. Subsequently, Mr. Petrone became president of Nascent

Wine Company, Inc. and chief operating officer of Diamond Ranch Foods, Ltd. all of which are publicly traded companies.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Involvement in Certain Legal Proceedings

To our knowledge, none of our directors and executive officers have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 CORPORATE GOVERNANCE MATTERS

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the newly appointed Board of Director’s composition and only recent significant increase in operational activity, the Board of Directors believes it had been able to effectively manage the issues normally considered by such committees. However, our Board of Directors is currently underway in undertake a review of the procedures required to establish these committees in the near future.

Audit Committee and Financial Expert

Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We have not yet adopted a Code of Ethics and Business Conduct.

Board Leadership Structure and Role in Risk Oversight

Mr. Victor Petrone serves as Chairman of the Board of Directors and our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2013, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during fiscal year ended December 31, 2014 and December 31, 2013.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Petrone, sole director, President/CEO, Secretary, Treasurer/CFO	2014 2013	-0-	-0- -0-	11,760 (1) -0-	-0- -0-	-0- -0-	-0- -0-	102,078 (2) 148,159	113,838 148,159

______________

(1)	Of the $11,760: (i) $10,000 is attributed to the 10,000,000 shares of common stock issued at $0.001 as founder's shares; and (ii) $1,760 is attributed to the 1.760,542 shares issued pursuant to the merger with Petrone Worldwide, Inc., the private company, of which Mr. Petrone was sole officer, director and shareholder.
(2)	This compensation is attributed to commissions earned.

 Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2014 and December 31, 2013.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward us or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 27, 2015 regarding the beneficial ownership of our common shares by: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 15,274,303 shares of common stock outstanding as of March 27, 2015.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Victor Petrone	Common	11,760,542 (1)	77.0%
2685 Hackney Road
Weston, Florida 33331
All Directors and officers as a group (1 members)	Common	11,760,542)	77.0%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report, there are 15,274,303 shares of common stock outstanding.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

For the years ended December 31, 2014 and 2013, Mr. Petrone was paid $102,078 and $148,159, respectively, in consulting fees.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

At this time we do not have a policy that our directors or a majority be independent of management as we have at this time only one director. It is our intention to implement a policy that a majority of the Board member be independent of our management as the members of the board of director’s increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2014 and December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $5,000, respectively.

Audit-Related Fees

For fiscal year ended December 31, 2014 and December 31, 2013, there were $-0- in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For fiscal years ended December 31, 2014 and December 31, 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation dated December 14, 1998 (1)
3.2*	Articles of Merger dated December 21, 1998 (1)
3.3*	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (1)
3.4*	Articles of Amendment to the Articles of Incorporation dated January 31, 2014 (1)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference from Petrone Worldwide’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015.

PETRONE WORLDWIDE, INC.

By:	/s/ Victor Petrone
Victor Petrone
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

Each person whose signature appears below appoints Victor Petrone as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Petrone Worldwide, Inc. and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Victor Petrone	Director, President/Chief Executive Officer and Treasurer/Chief Financial Officer	March 30, 2015
Victor Petrone

