Form 10-Q
period 2015-03-31
PETRONE WORLDWIDE, INC.
filed 2015-05-12
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 12, 2015, there were 15,274,303 shares outstanding of the registrant’s common stock.

2

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC.

FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Petrone WorldWide, Inc.
Balance Sheet
(unaudited)
Assets:	March 31, 2015	December 31, 2014 (Audited)
Cash in bank	$39,169	$77,803
Accounts Receivable	23,591	—
Total Assets	62,760	77,803
Other Assets
Deposits	70,000	70,000
Total Other Assets	70,000	70,000

Total Assets	$132,760	$147,803

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	26,016	15,000
Note Payable	30,000	30,000
Total Current Liabilities	56,016	45,000

Non-Current Liabilities:
Notes Payable	—	—

Total Non-Current Liabilities	—	—

Total Liabilities	56,016	45,000
Stockholders’ Deficit:
Preferred Stock, par value $0.001 10,000,000 shares authorized	—	—
Common Stock: par value $0.001, 100,000,000 shares authorized
15,274,303 shares issued and outstanding, respectively	15,274	15,274
Additional Paid in Capital	1,480,135	1,480,135
Stock for Services Not Yet Earned	(35,628)	(47,504)
Stock Subscription Receivable	—	(5,485)
Retained Deficit	(1,383,037)	(1,339,617)
Total Stockholders’ Equity (Deficit)	76,744	102,803
Total Liabilities and Stockholders’ Equity	132,760	147,803

The accompanying notes are an integral part of these financial statements.

Petrone Worldwide, Inc.
Statement of Operations (unaudited)

	For the Three Months ended
	March 31,
	2015	2014
Revenues-Consulting	—	$28,923
Product Revenue	$784,542	—
Total Revenue	$784,542	$28,923
Cost of Goods Sold	715,851	—
Gross Profit	$68,691	$28,923

Operating Expenses:
Selling, general and administrative	99,750	85,418
Stock for Services	12,361	50,000
Operating Expenses	112,111	135,418

Operating (Loss)	(43,420)	(106,495)

Other Income (Expense):
Interest Expense	—	—

Total Other Expenses	—	—

Net Profit (Loss)	$(43,420)	(106,495)

Loss per Share	$(0.00)	$(0.15)

Weighted Average Shares Outstanding	15,274,303	726,640

The accompanying notes are an integral part of these financial statements.

Petrone WorldWide, Inc.
Statement of Stockholders’ Deficit (unaudited)
	Common Shares	Common Amount	Additional Paid in Capital	Stock for Services not Yet Earned	Stock Subscription Receivable	Accumulated Deficit	Total
Balance December 31, 2012	95,607	$96	$(19,996)			$(41)	$(19,941)

Net Loss for the year						(2,047)	(2,047)
Balance December 31, 2013	95,607	96	(19,996)			(2,088)	(21,988)
Shares issued for services on 2/3/2014	100,000	100	49,900				50,000
Shares issued for merger 3/3/2014	1,760,542	1,760	(1,760)				—
Shares issued for cash 8/1/2014	220,000	220	99,780				100,000
Shares issued for Services on 8/1/2014	2,255,664	2,255	1,022,945				1,025,200
Shares issued to Founder on 8/1/2014	10,000,000	10,000					10,000
Share issued for Services on 11/18/2014	31,108	31	12,413				1,037
Shares issued on 11/18/2014 for cash	19,998	20	4,980	(11,407)	(485)		4,515
Shares issued on 12/8/2014 for cash	425,000	425	169,575				170,000
Shares issued 12/8/2014 For cash to be received	22,220	22	4,978		(5,000)		—
Shares issued 12/11/2014 for cash	250,000	250	99,750				100,000
Stock issued 12/11/2014 for services	94,164	95	37,570	(36,097)			1,568
Net Loss for the year						(1,337,529)	(1,337,529)
Balance December 31, 2014	15,274,303	15,274	1,480,135	(47,504)	(5,485)	(1,339,617)	102,803
Cash Received					5,000		5,000
Services earned				11,876	485		12,361
Net Loss for the period ended 3/31/2015						(43,420)	(43,420)
Balance, March 31, 2015	15,274,303	15,274	1,480,135	(35,628)	—	(1,383,037)	76,744

The accompanying notes are an integral part of these financial statements.

Petrone WorldWide, Inc.
Statement of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(43,420)	$(106,495)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services and not yet earned	12,361	50,000
Changes in Operating Assets and Liabilities: (Accounts Receivable)	(23,591)	—
Increase Accrued Expenses	11,016	—
Net Cash (Used) in Operating Activities	(43,634)	(56,495)

Net Cash Provided by Financing Activities:
Cash received for Stock issuance	5,000	100,000
Proceeds from loans	—	—
Net Cash Provided by Financing Activities	5,000	100,000

Increase (Decrease) in Cash	$(38,634)	$43,505
Cash at the beginning	77,803	8,012
Cash at the end	$39,169	$51,517

The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Petrone Worldwide, Inc. (the “Company”) was incorporated as Sheridan Industries, Inc. on December 14, 1998 in the state of Nevada. On December 31, 1998 the Company changed its name to Diabetex International Corp. On February 26, 2014 the Company effectuated a name change to Petrone Worldwide, Inc. and subsequently on March 3, 2014 completed an acquisition which was treated for accounting purposes as a reverse merger. Hence, the accounting information that is presented is that of the acquired entity which is the surviving entity. The operation prior to January 1, 2015 was a consulting business. Commencing in 2015 the company is a distributor as well as a supplier of table top kitchenware and hotel room products thru an exclusive licensing agreement with a leading supplier.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

(D) Operating Leases

The Company commencing in March of 2015 leases office space in London, England under a year lease agreement. In May 2015 the company entered into an 18 month lease agreement in Florida for office space. Terms indicate a base rent of $1,269 per month.

(E) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

(F) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(G) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company's financial instruments consist of accounts payable, accrued expenses and notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2015 and December 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

(H) Embedded Conversion Features

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

(I) Derivative Financial Instruments

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

(J) Beneficial Conversion Feature

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

(K) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(L) Stock-Based Compensation - Non Employees

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
11

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

(M) Recent Accounting Pronouncements

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition, effective for annual periods ending after December 31, 2016.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – DEPOSITS

	March 31, 2015	December 31, 2014
Product	65,000	65,000
Warehouse Space	5,000	5,000

	70,000	70,000

As of March 31, 2015 the company had on deposit $65,000 for inventory product and $5,000 deposit for its new warehouse.

NOTE 4 – NOTE PAYABLE

The Company has one convertible note payable for $20,000 for an individual who paid for professional costs for the Company. The note expired in 2012 and is convertible into shares of stock at the market price.

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

NOTE 6- RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014 the Company paid its chief executive officer for services $18,241 and $42,720, respectively.

On August 1, 2014 the Company issued 10,000,000 shares to its officer valued as founders shares at par for services.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Authorized

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.

Common Stock Issued

On February 3, 2014 the Company issued 100,000 shares post split shares to its former officer for services. These shares were valued at the price the Company has raised funds or $0.50 and its expense is shown in the statement of operations as stock for services.

On March 3, 2014 the Company issued 1,760,542 shares to effect the reverse merger. The shares were valued at $0.50 and shown as a reduction of paid in capital.

In March 2014 the Company received $100,000 for stock to be issued of 220,000 shares.

On August 1, 2014 the Company issued 12,475,664 shares of stock. Of this amount 10,000,000 were issued to its sole officer and director at par for founder shares of $10,000. 220,000 shares were issued for cash of $100,000 which created a market price of $0.4545 per share. The remainder of the shares were issued for services over four months to October 31, 2014. The shares for services of 2,255,664 resulted in a value of $1,025,200.

On November 18, 2014 the Company issued 51,106 shares were issued of which 31,108 shares were issued for services valued at the price the company raised money on in November of $0.40 per share. 19,998 shares were issued for cash of $5,000, $485 of which is to be received and is accounted for as a subscription receivable in the equity section.

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

In the first quarter 2015 the company expensed $485 to be received in cash as for services and expired $11,876 of future services earned.

NOTE 8 - COMMITMENT AND CONTINGENCIES

In March of 2015, the Company entered into a year rental agreement for office space. The base rent indicates a monthly charge of $3,400. In May of 2015 the Company entered into an 18 month lease in Florida for office space at $1,269 per month. Future minimum rental costs are as follows

2015	$40,752
2016	$22,890

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events required disclosure.

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

We changed our name to Petrone Worldwide, Inc. to better reflect the fact that we will be conducting our business and recognizing our sales from operations and transactions in Europe, and Asia, which will be predominantly sales of tableware, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items and trendy accessories. This business differs from the past history whereby we were predominantly a consulting business in the food and beverage sector. We plan to expand our operations to Central and South America, Mexico and the Caribbean.

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

BUSINESS OVERVIEW

During fiscal year 2014, we functioned as a consulting entity deriving fees from mainly two manufacturers, Front of the House, Inc. and Room 360, Inc. The consulting revenue was based upon introductions of new clients to the manufacturer who presently service these customers. We did not have sufficient capital to become a buyer and seller of product directly. As of the date of this Quarterly Report, we have transitioned into a functional exclusive importer and distributor for tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. Our founder, Victor Petrone, has spent over 20 years building a significant global network of institutional buyers (hotels, resorts and restaurants) for premium, chic, environmentally-conscious products and services. The brand portfolio are vendor approved items for key foreign accounts; group hotels – such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, Fairmont Hotel & Resorts – as well as many smaller hotel chains and upscale restaurants. See "--Business Strategy".

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

Dewan & Sons Distributorship Agreement

On April 23, 2015, our Board of Directors authorized the execution of that certain one-year exclusive distributorship agreement dated April 23, 2015 (the "Distributorship Agreement") with M/s Dewan & Sons, a supply company located in the Moradabad District in the Indian State of Uttar Prodesh in India ("Dewan & Sons"). Dewan & Sons is engaged in the business of manufacturing and selling stainless steel, copper, brass and aluminum small ware, buffet ware and tabletop goods under several distinctive trademarks, copyrights and other related intellectual property rights (the "Goods").

In accordance with the terms and provisions of the Distributorship Agreement: (i) Dewan & Sons has agreed to grant to us an exclusive distributorship effective from April 1, 2015 to March 31, 2016 to market, sell and distribute the Goods in the European Union; (ii) we shall purchase the Goods from Dewan & Sons at a discounted price and shall within seven days from the end of each month submit a summary of sales to Dewan & Sons in pursuance of this Distributorship Agreement; (iii) all customized and special orders require 100% prepayment and all products will be hipped FOB Moradabad; (iv) we shall be entitled to an incentive rebate which shall be calculated and payable on incremental sales volume achieved above $500,000 as follows: (a) a 2% rebate up to $500,000, and (b) a 2.5% for $500,000 and above; (v) we unconditionally agrees to the proprietary rights of Dewan & Sons, including trademarks, copyrights, design of said goods, patents and other related intellectual property rights, packaging, contents and in any form and relation thereto; (vi) we shall not promote or offer for sales any third party's competitive products or services that are in direct or indirect competition to the Goods without prior written authorization from Dewan & Sons; and (vii) either party may terminate the Distributorship Agreement by giving two months notice to the other party.

Star Distributorship Agreement

On April 20, 2015, our Board of Directors authorized the execution of that certain two-year exclusive distributorship agreement dated April 20, 2015 (the "Distributorship Agreement") with Star Distributors Inc., a company located in the Chicago, Illinois ("Star Distributors"). Star Distributors is engaged in the business of manufacturing and selling power banks, blue tooth headphones, ear phones and selfie sticks under several distinctive trademarks, copyrights and other related intellectual property rights (the "Goods").

In accordance with the terms and provisions of the Distributorship Agreement: (i) Star Distributors has agreed to grant to us an exclusive distributorship effective from April 20, 2015 to April 19, 2017 to market, sell and distribute the Goods in Europe, the Middle East, South and Central America and Canada; (ii) we shall purchase the Goods from Star Distributor pursuant to written purchase orders; (iii) all customized and special orders require 100% prepayment and all other orders shall require 50% advance pre-payment along with order and balance payment of 50% before shipment; (iv) we shall be entitled to an incentive rebate which shall be calculated and payable on incremental sales volume achieved above $1,000,000 as follows: (a) a 2% rebate $1,000,000 through $1,250,000; and (b) a 3% rebate for $1,250,000 and above; (v) we unconditionally agrees to the proprietary rights of Star Distributors, including trademarks, copyrights, design of said goods, patents and other related intellectual property rights, packaging, contents and in any form and relation thereto; and (vi) we shall not promote or offer for sales any third party's competitive products or services that are in direct or indirect competition to the Goods without prior written authorization from Star Distributors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Petrone Worldwide, Inc. and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended March 31, 2015 and March 31, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this Quarterly Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Periods Ended March 31
	2015	2014
Revenues	$784,542	$28,923
Cost of Goods Sold	715,851	-0-
Operating Expenses	112,111	135,418
Operating Loss	(43,420)	(106,495)
Net loss	(43,420)	(106,495)
Net loss per share	(0.00)	(0.15)

During the three month period ended March 31, 2015, revenue was generally earned in the form of product revenue contrasted with revenue earned during the three month period ended March 31, 2014 consisting of consulting fees. As of the date of this Quarterly Report, we have acquired sufficient capital to enable us to buy products, inventory it, and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

Our net loss for the three month period ended March 31, 2015 was ($43,420) compared to a net loss of ($106,495) during the three month period ended March 31, 2014 (a decrease in net loss of $63,075).

We generated revenues from sale of products of $784,542 during the three month period ended March 31, 2015 compared to generation of revenue in the form of consulting fees of $28,923 during the three month period ended March 31, 2014. Our cost of goods sold during the three month period ended March 31, 2015 was $715,851 compared to cost of goods sold of $-0- during the three month period ended March 31, 2014.

Thus, this resulted in gross profit of $68,691 for the three month period ended March 31, 2015 compared to a gross profit of $28,923 for the three month period ended March 31, 2014.

During the three month period ended March 31, 2015, we incurred operating expenses of $112,111 compared to $135,418 incurred during the three month period ended March 31, 2014 (a decrease of $23,307). These operating expenses incurred during the three month period ended March 31, 2015 consisted of: (i) selling, general and administrative of $99,750 (2014: $85,418); and (ii) stock for services valued at $12,361 (2014: $50,000). Of the $112,111 incurred in operating expenses during the three month period ended March 31, 2015, we paid Mr. Petrone $18,241 (2014: $42,720) for services rendered.

Operating expenses incurred during the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 decreased primarily due to the decrease in valuation of stock for services of $37,639. The decrease in stock for services (which is based on the fair value of the equity instrument issued) relates to compensating our consultants and other professionals engaged.

Our loss from operations during the three month period ended March 31, 2015 was ($43,420) compared to a loss from operations of ($106,495) during the three month period ended March 31, 2014.

There were no further other expenses or income for either the three month periods ended March 31, 2015 or March 31, 2014. Thus, we realized a net loss of ($43,420) or ($0.00) for the three month period ended March 31, 2015 compared to a net loss of ($106,495) or ($0.15) for the three month period ended March 31, 2014. The weighted average number of shares outstanding was 15,274,303 for the three month period ended March 31, 2015 compared to 726,640 for the three month period ended March 31, 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Three Month Period Ended March 31, 2015

As of March 31, 2015, our current assets were $62,760 and our current liabilities were $56,016, which resulted in a working capital surplus of $6,744. As of March 31, 2015, current assets were comprised of: (i) $39,169 in cash; and (ii) $23,591 in accounts receivable. As of March 31, 2015, current liabilities were comprised of: (i) $26,016 in accounts payable and accrued expenses; and (ii) $30,000 in note payable.

As of March 31, 2015, our total assets were $132,760 comprised of: (i) $62,760 in current assets; and (ii) $70,000 in deposits. The decrease in total assets during the three month period ended March 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the decrease in cash in bank.

As of March 31, 2015, our total liabilities were $56,016 comprised entirely of $56,016 in current liabilities.

Stockholders’ equity decreased from $102,803 for fiscal year ended December 31, 2014 to $76,744 for the three month period ended March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2015, net cash flows used in operating activities was ($43,634) compared to net cash used in operating activities of ($56,495) for three month period ended March 31, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $43,420 (2014: $106,495), which was partially adjusted by $12,361 (2014: $50,000) in common stock issued for services. Net cash flows used in operating activities was further changed by a decrease of ($23,591) (2014: -0-) for accounts receivable and an increase of $11,016 (2014: $-0-) for interest accrued expenses.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, we did not realize cash used or from investing activities.

Cash Flows from Financing Activities

For the three month period ended March 31, 2015, net cash flows used in financing activities was $5,000 compared to $100,000 for the three month period ended March 31, 2014, which was related to cash received for stock issuances.

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

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2015. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 5 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The reviewed financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the audited financial statements for fiscal year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease the office space in London, England. The base monthly rent is $3,400.00.

As of March 31, 2015, our material commitments consisted of the following:

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during the fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended March 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 17, 2015, we accepted the resignation of Terry L. Johnson, CPA (“Johnson”) as our independent certifying accountant. Other than an explanatory paragraph included in Johnson’s audit report for our fiscal years ended December 31, 2014 and 2013 relating to the uncertainty of our ability to continue as a going concern, the audit reports of Johnson on our financial statements for the last fiscal year ended December 31, 2014 and 2013 through April 17, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During our 2014 and 2013 fiscal years and through the date of Johnson's resignation, there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of the disagreements in connection with his report, and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 17, 2015, our Board of Directors approved the engagement of Danielle M. Adams, CPA of Adams Advisory, LLC (“Adams”), as our independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2014 and 2013 through April 17, 2015 neither we nor anyone acting on our behalf consulted with Adams regarding: (i) either the application of any accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered by Adams on our financial statements; or (ii) any matter that was either the subject of a disagreement with Johnson or a reportable event with respect to Johnson.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation dated December 14, 1998 (1)
3.2*	Articles of Merger dated December 21, 1998 (1)
3.3*	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (1)
3.4*	Articles of Amendment to the Articles of Incorporation dated January 31, 2014 (1)
16	Letter dated April 17, 2015 from Terry L. Johnson. (2)
21.1	Certificate of Incorporation of a Private Limited Company, Company No. 9260615, for Petrone Hospitality Ltd. (3)
21.2	The Companies Act of 2006 Articles of Association of Petrone Hospitality Ltd. (3)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference from Petrone Worldwide’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2015.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRONE WORLDWIDE, INC.

Dated: May 11, 2015
	By:	/s/ Victor Petrone, Jr.
		Name:	Victor Petrone, Jr.
		Title:	Principal Executive Officer and Principal Financial Officer

