Form 10-Q
period 2015-06-30
PETRONE WORLDWIDE, INC.
filed 2015-08-14
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30380

PETRONE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0652348
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2200 N. Commerce Parkway Weston, Florida	33326
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2015, there were 15,274,303 shares outstanding of the registrant’s common stock.

2

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2015 and 2014

(Unaudited)

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(unaudited)
Assets:	June 30,	December 31,
Current assets	2015	2014
Cash	$22,421	$77,803
Accounts receivable	312,449	-
Total current assets	334,870	77,803

Deposits	70,000	70,000

Total Assets	$404,870	$147,803

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$269,993	$15,000
Convertible notes payable (Note 6)	30,000	30,000
Customer Deposit	6,245	—
Total current liabilities	306,238	45,000

Total liabilities	306,238	45,000

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, par value $0.001,
0 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	—	—
Common stock; 100,000,000 shares authorized, par value $0.001,15,754,303 (unaudited) and 15,274,303 shares issued
and outstanding, as of June 30, 2015 and December 31, 2014, respectively	15,754	15,274
Stock issued for services not yet earned	(119,999)	(47,504)
Stock subscription receivable	—	(5,485)
Additional paid-in capital	1,603,655	1,480,135
Retained Deficit	(1,400,778)	(1,339,617)
Total Stockholders' Equity	98,632	102,803

Total Liabilities and Stockholders' Equity	$404,870	$147,803

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues-Consulting	$—	$43,859	$—	$72,872
Revenues-Product	557,348	—	1,341,890	—
Total Revenue	557,348	43,859	1,341,890	72,872

Cost of Goods Sold	469,489	—	1,185,340	—

Gross Profit	87,859	43,859	156,550	72,872

Operating Expenses:
Selling General and Administrative	105,600	75,191	217,711	210,609
Total Operating Expenses	105,600	75,191	217,711	210,609

Operating Loss	(17,741)	(31,332)	(61,161)	(137,827)

Net Loss Before Income Taxes	(17,741)	(31,332)	(61,161)	(137,827)

Income Tax	—	—	—	—

Net Loss	$(17,741)	$(31,332)	$(61,161)	$(137,827)

Loss per Share, Basic & Diluted	$(0.00) *	$(0.02)	$(0.00) *	$(0.13)

Weighted Average Shares Outstanding, Basic & Diluted	15,648,808	1,956,070	15,462,590	1,062,509

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

PetroneWorldWide, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
	Common Shares (1)	Common Amount (1)	Additional Paid in Capital (1)	Stock Issued for Services not Yet Earned	Stock Subscription Receivable	Accumulated Deficit	Total
Balance December 31, 2013 - audited	95,607	$96	$(19,996)	$-	$-	$(2,088)	$(21,988)
Shares issued for services on 2/3/2014	100,000	100	49,900	-	-	-	50,000
Shares issued for merger 3/3/2014	1,760,542	1,760	(1,760)	-	-	-	-
Shares issued for cash 8/1/2014	220,000	220	99,780	-	-	-	100,000
Shares issued for Services on 8/1/2014	2,255,664	2,255	1,022,945	-	-	-	1,025,200
Shares issued to Founder on 8/1/2014	10,000,000	10,000	-	-	-	-	10,000
Share issued for Services on 11/18/2014	31,108	31	12,413	-	-		1,037
Shares issued on 11/18/2014 for cash	19,998	20	4,980	(11,407)	(485)	-	4,515
Shares issued on 12/8/2014 for cash	425,000	425	169,575	-	-	-	170,000
Shares issued 12/8/2014 For cash to be received	22,220	22	4,978	-	(5,000)	-	-
Shares issued 12/11/2014 for cash	250,000	250	99,750	-	-	-	100,000
Stock issued 12/11/2014 for services	94,164	95	37,570	(36,097)	-	-	1,568
Net Loss for the year	-	-	-	-	-	(1,337,529)	(1,337,529)
Balance December 31, 2014 - audited	15,274,303	15,274	1,480,135	(47,504)	(5,485)	(1,339,617)	102,803
Cash Received January 2015	-	-	-	-	5,000	-	5,000
Services earned in the quarter 3/31/15	-	-	-	11,876	485	-	12,361
Services earned in the quarter 6/30/15	-	-	-	13,897	-	-	13,897
Shares issued for services 4/11/15	80,000	80	79,920	(62,466)	-	-	17,534
Shares issued for services on 4/23/15	400,000	400	43,600	(35,802)	-	-	8,198
Net Loss for the period	-	-	-	-	-	(61,161)	(61,161)
Balance, June 30, 2015 - audited	15,754,303	$15,754	$1,603,655	$(119,999)	$—	$(1,400,778)	$98,632

(1)	As retrospectively restated for the 500:1 reverse split completed effective February 26, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(61,161)	$(137,827)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for services and not yet earned	51,990	50,000
Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(312,449)	(5,000)
Increase in Deposits	6,245	(5,000)
Increase (decrease) in accounts payable	254,993	-
Net cash used in Operating Activities	(60,382)	(97,827)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and subscriptions	5,000	100,000
Net Cash provided by Financing Activities	5,000	100,000

Net Increase (Decrease) in Cash	(55,382)	2,173

Cash at Beginning of Period	77,803	8,012

Cash at End of Period	$22,421	$10,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for franchise and income taxes	$-	$-

Between January 1, 2015 and March 2015, sales proceeds totaling $703,310 were paid directly by the Company’s customers into the bank account of the Company’s principal supplier. The supplier then charged the Company for the applicable purchases which amounted to $683,357. The difference of $19,953 was paid directly by the principal supplier to the officer of Petrone Worldwide, Inc. as compensation..

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETRONE WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six month periods ended June 30, 2015 and 2014

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

On March 3, 2014, we completed an acquisition of a private entity for the issuance of 1,760,542 shares of common stock which was treated for accounting purposes as a reverse merger with the legally acquired entity being accounted for as the acquiring entity for accounting and financial reporting purposes. Hence, the accounting information that is presented is in these financial statements is that of the legally acquired entity which is the surviving entity.

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

As of the date of this Report, we have now transitioned into a functional exclusive importer and distributor for tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. Our founder, Victor Petrone, has spent over 20 years building a significant global network of institutional buyers (hotels, resorts and restaurants) for premium, chic, environmentally-conscious products and services. The brand portfolio are vendor approved items for key foreign accounts; group hotels – such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, Fairmont Hotel & Resorts – as well as many smaller hotel chains and upscale restaurants.

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

The Company’s financial statements include Petrone Worldwide, Inc. and its 100% owned non active subsidiary Petrone Hospitality Ltd.. All intercompany transactions have been eliminated in consolidation.

(B)Condensed Consolidated Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited interim consolidated condensed financial statements do not include all information and footnote disclosure required fort an annual set of financial statements prepared under Untied States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2015 and for the interim periods presented herein have been reflected in these unaudited interim consolidated condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed consoliodated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K filed April 10, 2015.

 (C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

(E) Operating Leases

The Company commencing in March of 2015 leases office space in London, England under a year lease agreement its base rent is $3,400. In May 2015, the Company entered into an 18 month lease agreement in Florida for office space. Terms indicate a base rent of $1,269 per month.

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

The Company's financial instruments consist of cash, deferred costs, accounts payable, accrued expenses and notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2015 and December 31, 2014, due to the short-term nature of these instruments.

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

(N) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(O) Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company has limited experienced in accounts receivable but feels collections are assured based upon their due diligence and thus has not established a reserve. At June 30, 2015 Accounts Receivable consisted of $306,204, and the Company has not recorded an allowance for doubtful accounts.

(P) Customer and Purchase Concentration

During the three and six month periods ended June 30, 2015 and 2014, the following customers represented more than 10% of the Company’s sales:

	Three Months Ended
	June 30, 2015		June 30, 2014
	$	%	$	%

Total Consulting Revenue	-	-	43,859	100
Total Product Revenue	557,348	100	-	-

Customer A	185,450	33.3	-	-
Customer B	311,251	55.8	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-
Customer E	-	-	-	-
Customer F	-	-	43,859	100
Concentration total	496,701	89.1	43,859	-

	Six Months Ended
	June 30, 2015		June 30, 2014
	$	%	$	%

Total Consulting Revenue	-	-	72,872	100
Total Product Revenue	1,341,890	100	-	-

Customer A	185,450	13.8	-	-
Customer B	311,251	23.2	-	-
Customer C	309,426	23.1	-	-
Customer D	200,535	14.9	-	-
Customer E	193,350	14.4	-	-
Customer F	-	-	72,872	100
Concentration total	1,200,012	89.4	72,872	-

As at June 30, 2015 and December 31, 2014, the following customers represented more than 10% of the Company’s total balance of accounts receivable:

	As at June 30, 2015		As at December 31 , 2014

	$	%	$	%

Total Accounts Receivable	312,449	100	-	-

Customer A	-	-	-	-
Customer B	311,251	99.6	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-
Customer E	-	-	-	-
Customer F	-	-	-	-

Concentration total	311,251	99.6	-	-

Approximately 99% of the Company’s purchases are made to one supplier.

NOTE 3 - DEPOSITS

	June 30, 2015	December 31, 2014
Product	65,000	65,000
Warehouse Space	5,000	5,000
	70,000	70,000

As of June 30, 2015 and December 31, 2014, the Company had on deposit $65,000 for inventory product. This product is a new type of kitchen ware and is under development. The timing of its development completion is uncertain. Therefore, the deposit has been included in noncurrent assets. The $5,000 deposit was made for a third party warehouse which is a service company providing space for product to be held in the future.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The Company has one note payable for $20,000 with an unrelated third party individual who paid for professional costs on behalf of the Company. The note expired in 2012. The note is convertible into shares of stock at the borrower’s option at the market price. The loan is unsecured, bears no interest and is now due on demand.

The Company is also obligated to an unrelated third party for $10,000 payable on demand without interest. The note is also convertible into shares of stock at the borrower’s option at the market price.

NOTE 5 – GOING CONCERN

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has had continued losses. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6- RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2015 and 2014 the Company paid its chief executive officer for services $21,824 and $77,579, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No preferred stock was issued or outstanding during the three and six months ended June 30, 2015 or 2014.

Common Stock Authorized

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.

Common Stock Issued

Effective February 26, 2014, the Company completed a 500:1 reverse split. All share numbers disclosed in these financial shares have been retrospectively restated for the reverse split.

On February 3, 2014 the Company issued 100,000 shares post split shares to its former officer for services. These shares were valued at the price the Company has raised funds or $0.50 and its expense is shown in the statement of operations as stock for services.

On March 3, 2014 the Company issued 1,760,542 shares to effect the reverse merger. The shares were valued at$0.50 and shown as a reduction of paid in capital.

In March 2014 the Company received $100,000 for stock to be issued of 220,000 shares.

On August 1, 2014, the Company issued 12,475,664 shares of stock. Of this amount 10,000,000 were issued to its sole officer and director at par for founder’s shares at a value of $10,000, 220,000 shares were issued for cash of $100,000 which created a market price of $0.4545 per share and the remainder of the shares were issued for services over four months to October 31, 2014. The shares for services of 2,255,664 resulted in a value of $1,025,200

On November 18, 2014, the Company issued 51,106 shares were issued of which 31,108 shares were issued for services valued at the price the company raised money on in November of $0.40 per share. 19,998 shares were issued for cash of $5,000, $485 of which is to be received and is accounted for as a subscription receivable in the equity section.

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

In the first quarter 2015, the Company expensed $485 to be received in cash as for services and expensed $11,876 in respect of shares issued in prior periods for services performed in the first quarter of 2015.

In the second quarter of 2015, the Company expensed $13,897 in respect of shares issued in prior periods for services performed in the second quarter of 2015 and issued 480,000 shares, valued at market, for services to be earned over the next year which. The unearned portion of services has been reflected in the equity section as services yet to be earned.

NOTE 8 - COMMITMENT AND CONTINGENCIES

In March of 2015, the Company entered into a year rental agreement for office space. The base rent indicates a monthly charge of $3,400. In May of 2015 the Company entered into an 18 month lease in Florida for office space at $1,269 per month. Future minimum rental costs are as follows:

2015	$28,014
2016	$22,890

On May 18, 2015, our Board of Directors authorized the execution of that certain letter of intent dated May 18, 2015 (the "Letter of Intent") with Transpower Components (India) Pvt. Ltd., a company located in New Delhi, India ("Transpower Components"). Transpower Distributors is engaged in the business of manufacturing aluminum foil containers.

In accordance with the terms and provisions of the Letter of Intent: (i) Transpower Distributors would sell substantially all of its assets, tangible and intangible, that are used in or necessary for the conduct of its aluminum foil container manufacturing business, including all related intellectual property, the fixed assets, customer lists and the goodwill associated therewith (the "Assets"); (ii) we would pay an aggregate purchase price of $1,600,000 (the "Purchase Price") for acquisition of the Assets, provided that the working capital (current assets less current liabilities) of Transpower Distributors equals or exceeds $-0- as shown on a closing date balance sheet; (iii) the Purchase Price shall be paid as $1,000,000 cash down while the remaining balance of $600,000 would apply towards a leverage buyout; (iv) the parties will engage in due diligence and upon successful completion enter into a definitive agreement; and (v) substantially all of the employees of Transpower Distributors would continue their respective employment with Transpower Distributors. The further terms and provisions of the Letter of Intent provide that the parties will use all reasonable efforts to complete and execute a definitive agreement prior to May 30, 2015.

As of the date of this Quarterly Report, we remain involved in our due diligence and have extended the closing date to December 31, 2015.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Our management has determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

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

COMPANY HISTORY

Petrone Worldwide Inc. was originally incorporated as Sheridan Industries, Inc. on December 14, 1998 in the State of Nevada. On December 21, 1998, Sheridan Industries, Inc., a Utah corporation, was merged with and into us in order to effectuate a change of domicile. On December 31, 1998, we changed our name to Diabetex International Corp. On February 26, 2014, we effectuated a change of name to Petrone Worldwide, Inc. along with a 1 for 500 reverse stock split. On March 3, 2014 we completed an aquisition which for accounting purposes is treated as a reverse merger, whereby we issued 1,760,542 shares of stock to the former owner of a private enterprise. Therefore, our operations and presentation then became that of the private entity.

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

Letter of Intent

On May 18, 2015, our Board of Directors authorized the execution of that certain letter of intent dated May 18, 2015 (the "Letter of Intent") with Transpower Components (India) Pvt. Ltd., a company located in New Delhi, India ("Transpower Components"). Transpower Distributors is engaged in the business of manufacturing aluminum foil containers.

In accordance with the terms and provisions of the Letter of Intent: (i) Transpower Distributors would sell substantially all of its assets, tangible and intangible, that are used in or necessary for the conduct of its aluminum foil container manufacturing business, including all related intellectual property, the fixed assets, customer lists and the goodwill associated therewith (the "Assets"); (ii) we would pay an aggregate purchase price of $1,600,000 (the "Purchase Price") for acquisition of the Assets, provided that the working capital (current assets less current liabilities) of Transpower Distributors equals or exceeds $-0- as shown on a closing date balance sheet; (iii) the Purchase Price shall be paid as $1,000,000 cash down while the remaining balance of $600,000 would apply towards a leverage buyout; (iv) the parties will engage in due diligence and upon successful completion enter into a definitive agreement; and (v) substantially all of the employees of Transpower Distributors would continue their respective employment with Transpower Distributors. The further terms and provisions of the Letter of Intent provide that the parties will use all reasonable efforts to complete and execute a definitive agreement prior to May 30, 2015.

As of the date of this Quarterly Report, we remain involved in our due diligence and have extended the closing date to December 31, 2015.

Dewan& Sons Distributorship Agreement

On April 23, 2015, our Board of Directors authorized the execution of that certain one-year exclusive distributorship agreement dated April 23, 2015 (the "Distributorship Agreement") with M/s Dewan& Sons, a supply company located in the Moradabad District in the Indian State of Uttar Prodesh in India ("Dewan& Sons"). Dewan& Sons is engaged in the business of manufacturing and selling stainless steel, copper, brass and aluminum small ware, buffet ware and tabletop goods under several distinctive trademarks, copyrights and other related intellectual property rights (the "Goods").

In accordance with the terms and provisions of the Distributorship Agreement: (i) Dewan& Sons has agreed to grant to us an exclusive distributorship effective from April 1, 2015 to March 31, 2016 to market, sell and distribute the Goods in the European Union; (ii) we shall purchase the Goods from Dewan& Sons at a discounted price and shall within seven days from the end of each month submit a summary of sales to Dewan& Sons in pursuance of this Distributorship Agreement; (iii) all customized and special orders require 100% prepayment and all products will be hipped FOB Moradabad; (iv) we shall be entitled to an incentive rebate which shall be calculated and payable on incremental sales volume achieved above $500,000 as follows: (a) a 2% rebate up to $500,000, and (b) a 2.5% for $500,000 and above; (v) we unconditionally agrees to the proprietary rights of Dewan& Sons, including trademarks, copyrights, design of said goods, patents and other related intellectual property rights, packaging, contents and in any form and relation thereto; (vi) we shall not promote or offer for sales any third party's competitive products or services that are in direct or indirect competition to the Goods without prior written authorization from Dewan& Sons; and (vii) either party may terminate the Distributorship Agreement by giving two months notice to the other party.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Petrone Worldwide, Inc. and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended June 30, 2015 and June 30, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this Quarterly Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Periods Ended June 30,
	2015	2014
Revenues	$557,348	$43,859
Cost of Goods Sold	469,489	-0-
Operating Expenses	105,600	75,191
Operating Loss	(17,741)	(31,332)
Net loss	(17,741)	(31,332)
Net loss per share	(0.00)	(0.02)

During the three month period ended June 30, 2015, revenue was generally earned in the form of product revenue contrasted with revenue earned during the three month period ended June 30, 2014 consisting of consulting fees. As of the date of this Quarterly Report, we have acquired sufficient capital to enable us to buy products, inventory it, and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014.

We generated revenues from sale of products of $557,348 during the three month period ended June 30, 2015 compared to generation of revenue in the form of consulting fees of $43,859 during the three month period ended June 30, 2014.

Our cost of goods sold during the three month period ended June 30, 2015 was $469,489 compared to cost of goods sold of $-0- during the three month period ended June 30, 2014.

Thus, this resulted in gross profit of $87,859 for the three month period ended June 30, 2015 compared to a gross profit of $43,859 for the three month period ended June 30, 2014.

During the three month period ended June 30, 2015, we incurred operating expenses of $105,600 compared to $75,191 incurred during the three month period ended June 30, 2014 (an increase of $13,591). These operating expenses incurred during the three month period ended June 30, 2015 consisted of selling, general and administrative of $105,600 (2014: $75,191).

Operating expenses incurred during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014 increased primarily due to the increase in consulting expenses relating to compensating our consultants and other professionals engaged.

Our loss from operations during the three month period ended June 30, 2015 was ($17,741) compared to a loss from operations of ($31,332) during the three month period ended June 30, 2014.

There were no further other expenses or income for either the three month periods ended June 30, 2015 or June 30, 2014. Thus, we realized a net loss of ($17,741) or ($0.01) for the three month period ended June 30, 2015 compared to a net loss of ($31,332) or ($0.02) for the three month period ended June 30, 2014. The weighted average number of shares outstanding was 15,648,808 for the three month period ended June 30, 2015 compared to 1,956,070 for the three month period ended June 30, 2014.

Our net loss for the three month period ended June 30, 2015 was ($17,741) compared to a net loss of ($31,332) during the three month period ended June 30, 2014 (a decrease in net loss of $13,591).

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014.

	Six Month Periods Ended June 30,
	2015	2014
Revenues	$1,341,890	$72,782
Cost of Goods Sold	1,185,340	-0-
Operating Expenses	217,711	210,609
Operating Loss	(61,161)	(137,827)
Net loss	(61,161)	(137,827)
Net loss per share	(0.00)	(0.13)

During the six month period ended June 30, 2015, revenue was generally earned in the form of product revenue contrasted with revenue earned during the six month period ended June 30, 2014 consisting of consulting fees. As of the date of this Quarterly Report, we have acquired sufficient capital to enable us to buy products, inventory it, and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Our net loss for the six month period ended June 30, 2015 was ($61,161) compared to a net loss of ($137,827) during the six month period ended June 30, 2014 (a decrease in net loss of $76,666).

We generated revenues from sale of products of $1,341,890 during the six month period ended June 30, 2015 compared to generation of revenue in the form of consulting fees of $72,872 during the six month period ended June 30, 2014. Our cost of goods sold during the six month period ended June 30, 2015 was $1,185,340 compared to cost of goods sold of $-0- during the six month period ended June 30, 2014.

Thus, this resulted in gross profit of $1,185,340 for the six month period ended June 30, 2015 compared to a gross profit of $72,872 for the six month period ended June 30, 2014.

During the six month period ended June 30, 2015, we incurred operating expenses of $217,711 compared to $137,827 incurred during the six month period ended June 30, 2014 (an increase of $7,102). These operating expenses incurred during the six month period ended June 30, 2015 consisted of selling, general and administrative of $217,711 (2014: $210,609). Of the $217,711 incurred in operating expenses during the six month period ended June 30, 2015, we paid Mr. Petrone $21,824 (2014: $77,579) for services rendered. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Operating expenses incurred during the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014 increased primarily due to the increase in consulting expenses relating to compensating our consultants and other professionals engaged.

Our loss from operations during the six month period ended June 30, 2015 was ($61,161) compared to a loss from operations of ($137,827) during the six month period ended June 30, 2014.

There were no further other expenses or income for either the six month periods ended June 30, 2015 or June 30, 2014. Thus, we realized a net loss of ($61,161) or ($0.00) for the six month period ended June 30, 2015 compared to a net loss of ($137,827) or ($0.13) for the six month period ended June 30, 2014. The weighted average number of shares outstanding was 15,462,590 for the six month period ended June 30, 2015 compared to 1,062,509 for the six month period ended June 30, 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Six Month Period Ended June 30, 2015

As of June 30, 2015, our current assets were $328,625 and our current liabilities were $299,993, which resulted in a working capital surplus of $28,632. As of June 30, 2015, current assets were comprised of: (i) $22,421 in cash; and (ii) $306,204 in accounts receivable. As of June 30, 2015, current liabilities were comprised of: (i) $269,993 in accounts payable and accrued expenses; and (ii) $30,000 in note payable.

As of June 30, 2015, our total assets were $398,625 comprised of: (i) $328,625 in current assets; and (ii) $70,000 in deposits. The increase in total assets during the six month period ended June 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts receivable of $306,204.

As of June 30, 2015, our total liabilities were $299,993 comprised entirely of $299,993 in current liabilities.

Stockholders’ equity decreased from $102,803 for fiscal year ended December 31, 2014 to $98,632 for the six month period ended June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2015, net cash flows used in operating activities was ($60,382) compared to net cash used in operating activities of ($97,827) for six month period ended June 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $61,161 (2014: $137,827), which was partially adjusted by $51,990 (2014: $50,000) in common stock issued for services. Net cash flows used in operating activities was further changed by an increase of $306,204 (2014: $5,000) for accounts receivable, $254,993 in accounts payable (2014: $5,000) and $-0- (2014: $5, 000) in deposits.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2015 and June 30, 2014, we did not realize cash used or from investing activities.

Cash Flows from Financing Activities

For the six month period ended June 30, 2015, net cash flows used in financing activities was $5,000 compared to $100,000 for the six period ended June 30, 2014, which was related to cash received for stock issuances.

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

COMMITMENTS AND CONTINGENT LIABILITIES

We lease the office space in London, England. The base monthly rent is $3,400.00. We also lease office space in Florida pursuant to an 18-month lease at $1,200 monthly.

As of June 30, 2015, our material commitments consisted of the following:

●	We issued a note for $20,000 to an individual who paid for professional costs on our behalf. The note expired in 2012 and is convertible into shares of stock at the market price.

●	We are obligated for a note payable of $10,000 without interest due on demand to an unrelated third party.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2015, we issued an aggregate 80,000 shares and 400,000 shares of common stock, respectively, to two consultants to satisfy amounts due and owing. The 80,000 shares were issued at a per share price of $1.00 and the 400,000 shares were issued at a per share price of $0.11. The 480,000 shares were issued in a private transaction to two United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended June 30, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 26, 2015, our certifying accountant, Danielle M. Adams, CPA of Adams Advisory, LLC (“Adams”), was dismissed as our independent registered public accounting firm. We have engaged Cutler & Co., LLC, 9605 West 49th Ave Suite 200 Wheat Ridge, Colorado 80033 ("Cuter & Co.") as our principal independent registered public accounting firm effective May 26, 2015. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

On April 17, 2014, we had engaged Adams as our independent registered public accounting firm. The appointment of Adams was disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2015 (the "Adams Current Report"). Therefore, Adams was responsible for review of only the quarterly financial statements for quarter ended March 31, 2015. The Adams Current Report reflected the dismissal of Terry L. Johnson, CPA ("Johnson") and the disclosure below pertaining to Johnson.

The reports of Johnson our financial statements for fiscal years ended June 30, 2014 and June 30, 2013 (which included the balance sheet as of June 30, 2014, and the statement of operations, cash flows and stockholders’ equity as of June 30, 2014), for either of the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended June 30, 2014 and June 30, 2013 and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between us and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its report on our audited financial statements.

During the period of Adams appointment through to the date of Adams' dismissal, there were no disagreements between us and Adams, whether or not resolved, on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Adams, would have caused Adams to make reference thereto in its report on our reviewed financial statement.

We provided Adams with a copy of the Current Report on Form 8-K and requested that Adams furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Adams agrees with the statements made in the Current Report on Form 8-K with respect to Adams and, if not, stating the aspects with which it does not agree. We received the requested letter from Adams wherein it has confirmed its agreement to our disclosures in the Current Report with respect to Adams filed with the Securities and Exchange Commission on June 3, 2015.

In connection with our appointment of Cutler & Co. as our principal registered accounting firm at this time, we have not consulted Cutler & Co. on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2014 and 2012) and subsequent interim period through the date of engagement.

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

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation dated December 14, 1998 (1)
3.2*	Articles of Merger dated December 21, 1998 (1)
3.3*	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (1)
3.4*	Articles of Amendment to the Articles of Incorporation dated January 31, 2014 (1)
16	Letter dated April 17, 2015 from Terry L. Johnson. (2)
16.1	Letter dated June 3, 2015 from Adams Advisory LLC (3)
21.1	Certificate of Incorporation of a Private Limited Company, Company No. 9260615, for Petrone Hospitality Ltd. (4)
21.2	The Companies Act of 2006 Articles of Association of Petrone Hospitality Ltd. (4)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference from PetroneWorldwide’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2015.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2015.

(4) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRONE WORLDWIDE, INC.

Dated: August 14, 2015
	By:	/s/ Victor Petrone, Jr.
		Name:	Victor Petrone, Jr.
		Title:	Principal Executive Officer and Principal Financial Officer

