Form 10-Q
period 2015-09-30
PETRONE WORLDWIDE, INC.
filed 2015-11-16
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 16 2015, there were 16,004,303 shares outstanding of the registrant’s common stock.

1

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
BALANCE SHEETS
(Unaudited)

Assets:	September 30,	December 31,
Current assets	2015	2014
Cash	$3,245	$77,803
Accounts Receivable	62,941

Total Current Assets	66,186	77,803
Deposit	$116,884	$70,000
Total Assets	$183,070	$147,803

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$44,948	$15,000
Convertible Notes Payable	30,000	30,000
Total current liabilities	74,948	$45,000
Total liabilities	74,948	45,000

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively	—	—
Common stock; 100,000,000 shares authorized, par value $0.001,
16,004,303 and 15,274,303 shares issued and outstanding
outstanding, as of September 30, 2015 and December 31, 2014, respectively	16,004	15,274
Stock for services not yet earned	(271,404)	(47,504)
Stock subscription receivable	—	(5,485)
Additional paid-in capital	1,850,905	1,480,135
Accumulated Deficit	(1,487,383)	(1,339,617)
Total Stockholders' Deficit	108,122	102,803

Total Liabilities and Stockholders' Deficit	$183,070	$147,803

The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues-Consulting	$—	$15,523	$—	$88,305
Revenues-Product	95,227	—	1,437,117
Total Revenue	95,227	15,523	1,437,117	88,305
Cost of Goods Sold	39,235	—	1,224,575
Gross Margin	55,992	15,523	212,542	88,305

Operating Expenses:
Selling General and Administrative	142,597	844,530	360,308	1,055,139
Total Operating Expenses	142,597	844,530	360,308	1,055,139

Operating Loss	(86,605)	(829,007)	(147,766)	(966,834)

Net Loss Before Income Taxes	(86,605)	(829,007)	(147,766)	(966,834)

Income Tax	—	—	—	—

Net Loss	$(86,605)	($829,007)	($147,766)	(966,834)

Loss per Share, Basic & Diluted	$(0.01)	($0.08)	$0.01	($0.22)

Weighted Average Shares Outstanding	15,966,260	10,228,056	15,628,191	4,378,260

The accompanying notes are an integral part of these financial statements.

Petrone WorldWide, Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
	Common Shares (1)	Common Amount (1)	Additional Paid in Capital (1)	Stock Issued for Services not Yet Earned	Stock Subscription Receivable	Accumulated Deficit	Total
Balance December 31, 2014	15,274,303	15,274	1,480,135	(47,504)	(5,485)	(1,339,617)	102,803
Cash Received January 2015	—	—	—	—	5,000	—	5,000
Services earned in the quarter 3/31/15	—	—	—	11,876	485	—	12,361
Services earned in the quarter 6/30/15	—	—	—	13,897	—	—	13,897
Shares issued for services 4/11/15	80,000	80	79,920	(62,386)	—	—	17,614
Shares issued for services on 4/23/15	400,000	400	43,600	(35,802)	—	—	8,198
Shares issued for services on 7/15/15	250,000	250	247,250	(195,288)	—	—	52,212
Shares earning in the quarter 9/30/15	—	—	—	43,803	—	—	43,803
Net Loss for the period	—	—	—	—	—	(147,766)	(147,766)
Balance, September 30, 2015	16,004,303	$16,004	$1,850,905	$(271,404)	$—	$(1,487,383)	$108,122

The accompanying notes are an integral part of these financial statements.

PETRONE WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(147,766)	$(966,834)

Adjustments to reconcile net loss from operations:
Shares issued for services and not yet earned	148,085	828,900

Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(62,941)	(5,000)
(Increase) Decrease in Deposits	(46,884)	(5,000)
Increase (decrease) in accounts payable	29,948	—
Increase (decrease) in debt	—
Net cash used in Operating Activities	(79,558)	(147,934)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	—	—
Net Cash used in Investing Activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note	—	10,000
Repayment of loans	—
Proceeds from issuance of common stock and subscriptions	5,000	370,000
	—
Net Cash provided by Financing Activities	5,000	380,000

Net Increase (Decrease) in Cash	(74,558)	232,066
Cash at Beginning of Period	77,803	8,012
Cash at End of Period	$3,245	$240,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for franchise and income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Between January 1, 2015 and March 31, 2015, sales proceeds totaling $703,310 were paid directly by the Company's customers into the bank account of the company's principal supplier. The supplier then charged the Company for the applicable purchases which amounted to $683,357. The difference of $19,953 was paid directly by the principal supplier to the officer of Petrone Worldwide, Inc. as compensation.

Between July 1, 2015 and September 30, 2015 sales proceeds of $311,251 were paid directly by the company's customer into the bank account of the company's principal supplier. The supplier then applied $293,468 towards the cost of t for the applicable purchases. The remaining $17,783 was applied against the suppliers open receivable from the company.

PETRONE WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine month periods ended September 30, 2015 and 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Petrone Worldwide, Inc. (the “Company”) was incorporated as Sheridan Industries, Inc. on December 14, 1998 in the state of Nevada. On December 31, 1998 the Company changed its name to Diabetex International Corp. On February 26, 2014 the Company effectuated a name change to Petrone Worldwide, Inc. along with a 1 to 500 reverse stock split.

On March 3, 2014 completed an acquisition of a private entity for the issuance of 1,760,542 shares of common stock which was treated for accounting purposes as a reverse merger with the legally acquired entity being accounted for as the acquiring entity for accounting and financial reporting purposes. Hence, the accounting information that is presented in these financial statements is that of the legally acquired entity which is the surviving entity.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.

Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosure required fort an annual set of financial statements prepared under Untied States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10k filed April 10, 2015.

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

Customer and Purchase Concentration

During the three and nine month periods ended September 30, 2015 and 2014, the following customers represented more than 10% of the Company’s sales:

	Three Months Ended
	September 30, 2015		September 30, 2014
	$	%	$	%

Total Consulting Revenue	—	—	15,523	100
Total Product Revenue	95,227	100	—	—
Customer AA	22,159	23.3
Customer A	—	—	—	—
Customer B	—	—	—	—
Customer C	—	—	—	—
Customer D	43,881	46.1	—	—
Customer E	—	—	—	—
Customer F	—	—	15,523	100

Concentration total	66,040	69.4	—	—

	Nine Months Ended
	September 30, 2015		September 30, 2014
	$	%	$	%

Total Consulting Revenue	—	—	88,305	100
Total Product Revenue	1,437,117	100	—	—

Customer A	185,450	12.9	—	—
Customer B	311,251	21.7	—	—
Customer C	309,426	21.5	—	—
Customer D	200,535	14.0	—	—
Customer E	193,350	13.4	—	—
Customer F	—	—	88,305	100
Concentration total	1,200,012	83.5	—	—

As at September 30, 2015 and December 31, 2014, the following customers represented more than 10% of the Company’s total balance of accounts receivable:

	As at September 30, 2015		As at December 31 , 2014

	$	%	$	%

Total Accounts Receivable	62,941	100	—	—

Customer AA	6,962	11.1	—	—
Customer B	—	—	—	—
Customer C	—	—	—	—
Customer D	43,881	69.7	—	—
Customer E	—	—	—	—
Customer F	—	—	—	—
Customer G	9,333	14.8
Concentration total	60,176	95.6	—	—

Approximately 99% of the Company’s purchases are made to one supplier.

NOTE 3 - DEPOSITS

	September 30, 2015	December 31, 2014
Product	$111,884	65,000
Warehouse Space	5,000	5,000
	116,884	70,000

As of September 30, 2015 the company had $5,000 deposit for a third party warehouse which is a service company providing space for product to be held in the future as well as $111,884 as a deposit for inventory valued at cost to be received consisting of ktichenware to be sold to their customers

NOTE 4 – GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The company had no related party transactions..

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock Issued

In the first quarter 2015 the company expensed $485 to be received in cash as for services and expensed $11,876 in respect of shares issued in prior periods for services performed in the first quarter of 2015.

In the second quarter of 2015 the Company expensed $13,897 in respect of shares issued in prior periods for services performed in the second quarter of 2015 and issued 480,000 shares, valued at market, for services to be earned over the next year. The unearned portion of services has been reflected in the equity section as services yet to be earned.

In the third quarter of 2015 the Company expensed $43,803 in respect of shares issued in prior periods for services performed in the third quarter of 2015 and issued 250,000 shares, valued at market for services to be earned over the next year. The unearned portion of services has been reflected in the equity section as services yet to be earned.

NOTE 7 - COMMITMENT AND CONTINGENCIES

In March of 2015, the Company entered into a year rental agreement for office space. The base rent indicates a monthly charge of $3,400. In May of 2015 the Company entered into an 18 month lease in Florida for office space at $1,269 per month. Future minimum rental costs are as follows:

2015	$14,007
2016	$22,890

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

NOTE 8 – SUBSEQUENT EVENTS

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

Product Offerings - we are partnered with prominent hospitality manufacturers to provide premium hotels and resorts with guest room amenities, lavatory and bathroom furniture, food and beverage service items, and decorative accessories; internationally.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Petrone Worldwide, Inc. and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended September 30, 2015 and September 30, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this Quarterly Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Periods Ended September 30,
	2015	2014
Revenues	$95,227	$15,523
Cost of Goods Sold	39,235	-0-
Operating Expenses	142,597	844,530
Operating Loss	(86,605)	(829,007)
Net loss	(86,605))	(829,007)
Net loss per share	(0.01)	(0.08)

During the three month period ended September 30, 2015, revenue was generally earned in the form of product revenue contrasted with revenue earned during the three month period ended September 30, 2014 consisting of consulting fees. As of the date of this Quarterly Report, we have acquired sufficient capital to enable us to buy products, inventory it, and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

We generated revenues from sale of products of $95,227 during the three month period ended September 30, 2015 compared to generation of revenue in the form of consulting fees of $15,523 during the three month period ended September 30, 2014.

Our cost of goods sold during the three month period ended September 30, 2015 was $39,235 compared to cost of goods sold of $-0- during the three month period ended September 30, 2014.

Thus, this resulted in gross profit of $55,992 for the three month period ended September 30, 2015 compared to a gross profit of $15,523 for the three month period ended September 30, 2014.

During the three month period ended September 30, 2015, we incurred operating expenses of $142,597 compared to $844,530 incurred during the three month period ended September 30, 2014 (a decrease of $701,933). These operating expenses incurred during the three month period ended September 30, 2015 consisted of selling, general and administrative of $142,597 (2014: $844,530) of which the valuation of stock issued for services comprised $96,095 (2014: $778,900).

Operating expenses incurred during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014 decreased primarily due to the decrease in the valuation of stock issues for services.

Our loss from operations during the three month period ended September 30, 2015 was ($86,605) compared to a loss from operations of ($829,007) during the three month period ended September 30, 2014.

There were no other expenses or income for either the three month periods ended September 30, 2015 or September 30, 2014. Thus, we realized a net loss of ($86,605) or ($0.01) for the three month period ended September 30, 2015 compared to a net loss of ($829,007) or ($0.08) for the three month period ended September 30, 2014 (a decrease of $742,402). The weighted average number of shares outstanding was 15,966,260 for the three month period ended September 30, 2015 compared to 10,228,058 for the three month period ended September 30, 2014.

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014.

	Nine Month Periods Ended September 30,
	2015	2014
Revenues	$1,437,117	$88,305
Cost of Goods Sold	1,224,575	-0-
Operating Expenses	360,308	1,055,139
Operating Loss	(147,766)	(966,834)
Net loss	(147,766)	(966,834)
Net loss per share	(0.01)	(0.22)

During the nine month period ended September 30, 2015, revenue was generally earned in the form of product revenue contrasted with revenue earned during the nine month period ended June 30, 2014 consisting of consulting fees. As of the date of this Quarterly Report, we have acquired sufficient capital to enable us to buy products, inventory it, and subsequently market and sell. Thus, we have transitioned from commission based to a full importer and export distributor of products. We have accomplished becoming a spec-product provider, which is a provider of a spec-designed product from our manufacturer's portfolio, for the most prominent hospitality organizations worldwide, both in the retail and wholesale venue.

Our net loss for the nine month period ended September 30, 2015 was ($147,766) compared to a net loss of ($966,834) during the nine month period ended September 30, 2014 (a decrease in net loss of $819,068).

We generated revenues from sale of products of $1,437,117 during the nine month period ended September 30, 2015 compared to generation of revenue in the form of consulting fees of $88,305 during the nine month period ended September 30, 2014. Our cost of goods sold during the nine month period ended September 30, 2015 was $1,224,575 compared to cost of goods sold of $-0- during the nine month period ended September 30, 2014.

Thus, this resulted in gross profit of $212,542 for the nine month period ended September 30, 2015 compared to a gross profit of $88,305 for the nine month period ended September 30, 2014.

During the nine month period ended September 30, 2015, we incurred operating expenses of $360,608 compared to $1,055,139 incurred during the nine month period ended September 30, 2014 (a decrease of $694,531). These operating expenses incurred during the nine month period ended September 30, 2015 consisted of selling, general and administrative of $360,308 (2014: $1,055,139). Of the $360,308 (2014: $1,056,139) incurred in operating expenses during the nine month period ended September 30, 2015, we incurred: (i) $69,707 (2014: $55,263) in travel; (ii) $40,814 (2014: $32,458 in professional fees; (iii) $48,638 (2014: $10,000) in rent; (iv) $148,085 (2014: $828,900) in valuation of stock issued for services; and (v) $21,824 (2014: $92,079) to Mr. Petrone as compensation for services rendered. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Operating expenses incurred during the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014 decreased primarily due to the decrease in the valuation of stock issued for services and officer compensation.

Our loss from operations during the nine month period ended September 30, 2015 was ($147,766) compared to a loss from operations of ($966,834) during the nine month period ended September 30, 2014.

There were no further other expenses or income for either the nine month periods ended September 30, 2015 or September 30, 2014. Thus, we realized a net loss of ($147,766) or ($0.01) for the nine month period ended September 30, 2015 compared to a net loss of ($966,834) or ($0.22) for the nine month period ended September 30, 2014. The weighted average number of shares outstanding was 15,628,191 for the nine month period ended September 30, 2015 compared to 4,378,260 for the nine month period ended September 30, 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Nine Month Period Ended September 30, 2015

As of September 30, 2015, our current assets were $178,070 and our current liabilities were $74,948, which resulted in a working capital surplus of $103,122. As of September 30, 2015, current assets were comprised of: (i) $3,245 in cash; (ii) $62,941 in accounts receivable; and (iii) $111,884 in prepaid inventory. As of September 30, 2015, current liabilities were comprised of: (i) $44,948 in accounts payable and accrued expenses; and (ii) $30,000 in note payable.

As of September 30, 2015, our total assets were $183,070 comprised of: (i) $178,070 in current assets; and (ii) $5,000 in deposits. The increase in total assets during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts receivable of $62,941 and in prepaid inventory of $111,884.

As of September 30, 2015, our total liabilities were $74,948 comprised entirely of $74,948 in current liabilities. The increase in total liabilities during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts payable and accrued expenses of $29,948.

Stockholders’ equity increased from $102,803 for fiscal year ended December 31, 2014 to $108,122 for the nine month period ended September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2015, net cash flows used in operating activities was ($79,558) compared to net cash used in operating activities of ($147,934) for the nine month period ended September 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $147,766 (2014: $966,834), which was partially adjusted by $148,085 (2014: $828,900) in common stock issued for services. Net cash flows used in operating activities was further changed by an increase of $62,941 (2014: $5,000) for accounts receivable, a decrease of $65,000 (2014: $5,000)in deposits, an increase of $29,948 (2014: $-0-) in accounts payable, and an increase of $111,684 (2014: $-0-) in prepaid inventory.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2015 and September 30, 2014, we did not realize cash used or from investing activities.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2015, net cash flows from financing activities was $5,000 compared to $380,000 for the nine period ended September 30, 2014. The $5,000 in net cash flows from financing activities during the nine month period related to $5,000 in cash received for stock issuances compared to $370,000 in cash received for stock issuances and $10,000 in proceeds from note during the nine month period ended September 30, 2014.

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

As of September 30, 2015, our material commitments consisted of the following:

●	We issued a note for $20,000 to an individual who paid for professional costs on our behalf. The note expired in 2012 and is convertible into shares of stock at the market price.

●	We are obligated for a note payable of $10,000 without interest due on demand to an unrelated third party. The note is convertible into shares of stock at market price.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the third quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2015, we issued an aggregate 80,000 shares and 400,000 shares of common stock, respectively, to two consultants for services rendered and to be rendered. The 80,000 shares were issued at a mrket price of $1.00 and the 400,000 shares were issued at a market per share price of $0.11. The 480,000 shares were issued in a private transaction to two United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During the nine month period ended September 30, 2015, we issued a further aggregate 250,000 shares of common stock to consultants for services rendered and to be rendered at a per share price of .99 per share. The 250,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

The reports of Johnson our financial statements for years ended December 31,, 2014 and 2013 (which included the balance sheet as of December 31, 2014, and the statement of operations, cash flows and stockholders’ equity as of December 31, 2014), for either of the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31,2014 and 2013 an and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between us and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its report on our audited financial statements.

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

In connection with our appointment of Cutler & Co. as our principal registered accounting firm at this time, we have not consulted Cutler & Co. on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (December 31, 2014 and 2013) and subsequent interim period through the date of engagement.

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

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation dated December 14, 1998 (1)
3.2*	Articles of Merger dated December 21, 1998 (1)
3.3*	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (1)
3.4*	Articles of Amendment to the Articles of Incorporation dated January 31, 2014 (1)
16	Letter dated April 17, 2015 from Terry L. Johnson. (2)
16.1	Letter dated June 3, 2015 from Adams Advisory LLC (3)
21.1	Certificate of Incorporation of a Private Limited Company, Company No. 9260615, for Petrone Hospitality Ltd. (4)
21.2	The Companies Act of 2006 Articles of Association of Petrone Hospitality Ltd. (4)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.

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

Dated: November 16, 2015
	By:	/s/ Victor Petrone, Jr.
		Name:	Victor Petrone, Jr.
		Title:	Principal Executive Officer and Principal Financial Officer

