Form 10-K
period 2015-12-31
PETRONE WORLDWIDE, INC.
filed 2016-09-09
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 000-30380

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☑ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter: $3,913,963 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,899,897 shares of common stock are outstanding as of September 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Petrone Worldwide, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Petrone Worldwide", "we", "us" and "our" are to Petrone Worldwide, Inc.

Overview

During the year ended December 31, 2014, we did not generate revenues and our operations consisted of business development activities and activities related to being a public company. We did not have sufficient capital to become a buyer and seller of product directly.

In 2015, we transitioned into an exclusive importer/exporter and distributor of commercial grade tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories for the Asian and the European marketplaces. Our exclusive brands include Front of the House and Room 360.

Our founder, Victor Petrone, has spent over 20 years building a significant global network of buyers, comprised of distributors, hotels, resorts, cruise lines, and restaurants, for premium, chic, environmentally-conscious products and services. We have sales and marketing and product development expertise primarily in the hospitality business in Europe and Asia. We currently sell and market our product line we act as an exclusive distributor primarily to companies in the hospitality trade. Our product lines consist of vendor approved items for key accounts, which include large hotel groups, such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, and Fairmont Hotel & Resorts, and smaller hotel chains and upscale restaurants.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self-funding. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

Organization

On January 29, 2014 and effective March 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with Petrone Food Works, Inc. (“PFW”) and the shareholder of PFW. Pursuant to the Purchase Agreement, we acquired 100% of PFW’s issued and outstanding common stock from the PFW shareholder in exchange for the issuance of 11,760,542 shares of our common stock, representing 98.4% of the outstanding common stock, (the “Exchange”), after giving effect to a 1-for-500 reverse stock split (the “Reverse Stock Split”) which resulted in 195,607 common shares outstanding prior to the Exchange for liabilities of $30,000. Accordingly, the PFW shareholder became a shareholder of the Company and PFW became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholder of PFW obtained voting and management control of our Company. PFW is the acquirer for financial reporting purposes and we are the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of PFW and was recorded at the historical cost basis of PFW, and the consolidated financial statements after completion of the Exchange included the assets and liabilities of both the Company and PFW and our consolidated operations from the closing date of the Exchange. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and recapitalization. PFW was formed under the laws of the State of Nevada in October 2013.

Strategy, Sales, Marketing and Distribution

We continuously seek to extend our network of customers for the sale and distribution of the products. Our business strategy is to contract exclusively with successful manufacturers and develop their brand recognition and global sales through our established channels. As an exclusive importer/exporter and distributor, we believe we will generate increased gross profit margins resulting from fewer trade tariffs and logistics costs by bypassing the United States and delivering directly to buyers in foreign countries. This effectively eliminates U.S. trade duties and warehousing costs.

We believe that the overseas hospitality supply industry is highly diverse but fragmented in terms of manufacturers and distributors. In the markets we serve, there is an extensive assortment of products offered. However, suppliers and distributors are often out-of-stock and cannot fulfill orders on a timely basis. We believe that the he most attractive and immediate opportunities exist in the addressable segments of porcelain/tableware, lavatory fixtures, and utensils and other small equipment. These segments represent a multi-million dollar business in terms of annual revenues. For the companies that we represent and intend to represent, competition arises from large multi-national manufacturers and smaller manufacturers in specific countries or regions and in specific product niches. We cater to the mid to high star hospitality services industry and we believe our value proposition is superior to other competitors when considering depth of product offerings, quality and reliability, on-demand inventory, pricing and customer service support.

We serve as an exclusive importer/exporter and distributor and we seek to appoint sub-distributors (the “Sub-distributors”) in each country where we have distribution agreements with our suppliers. Under our policy and procedure guidelines, our Sub-distributors will act as agents for brands that we represent as they place lines into their established networks and we can provide the Sub-distributors with the right product mix at the right price and the right time, rather than relying on their inferior previous offerings.

To date, dealer/distributors have frequently conducted business by selling common, locally-manufactured products that cannot compete with our product offerings. These sub-distributors have existing warehouses and personnel (sales and marketing, operational, customer service and administrative) that conduct regional with procurement agents at hotels and restaurants. Traditionally, international hotel chains and restaurants have primarily purchased premium products from the United States, which is costly due to higher product costs and freight charges. Through us, hotel chains will be able to purchase at the local level, at lower prices and with a shorter delivery cycle. By outsourcing important functions to our sub-distributors, we expect to contain fixed overhead and to reduce costs and management time.

We also have seasoned in-house marketing skill sets that enable us to attract new customers at low costs. These skill sets include developing and launching new product brands. We will promote the brand or product with a communication strategy that is tailored strictly towards the customer's goals.

Additionally, on October 21, 2015, we entered into a memorandum of undertaking with Dewan & Sons (the “Memorandum of Undertaking”). In accordance with the terms and provisions of the Memorandum of Undertaking, we agreed to: (i) undertake warehousing and logistics on behalf of Dewan & Sons in the United States, which include customer service, warehousing, and logistics inclusive of drop shipments and corporate office branch presence; and (ii) stock and sell Dewan & Sons’ products to Mexico and South and Central America markets. On February 4, 2016 and effective March 15, 2016, in connection with formalizing the Memorandum of Undertaking, we entered into a Warehousing and Logistics Agreement (the “Warehousing Agreement”) with Dewan & Sons to undertake JIT (Just In Time) distribution to all Dewan & Sons customers in North America, which includes direct store delivery of Dewan & Sons’ products to retail store, thereby bypassing a retailer’s distribution center to increase inventory and reduce margins. Management believes that in light of increasing port delays, planning for safety stock has become a critical component to reducing fulfillment costs. We expect that our supply chain operational efficiency will bring optimum results with minimum budget expense for Dewan & Sons. We also believe that the further alliance with Dewan & Sons will allow for increased real-time communication with purchasing agents and reduction of minimum order quantities so that smaller, more frequent orders can be placed off-setting long term risks of holding too much inventory. Pursuant to the terms of the Warehousing Agreement, Dewan & Sons agreed to pay us a flat fee for devanning, palletizing, shrink wrapping, labeling and storage.

For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). We did not have customers in 2014. A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Competition

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, delivery time and breadth of product offerings. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing providers of the kinds of products that we sell. Our competitors include large and small domestic and international manufacturers and distributors.

Sources and availability of products

For the years ended December 31, 2015, we purchased all of our product from one supplier FOH, Inc., a company located in Miami, Florida (“FOH”). We did not purchase any products during 2014. The loss of this supplier may have a material adverse effect on our consolidated results of operations and financial condition. We sell the following FOH product lines.

Front of the House Collection – FOH’s “front of the house” product offering is comprised of all-encompassing dinnerware, buffet ware and serve wise collections. Specific items offered are high-quality porcelain dinnerware, kitchen accessories and utensils, cookware, serve ware, bar ware, display ware, glassware and tumblers, and table mats. All collections are designed to be mixed and matched as FOH explores the intersection of unique materials, colors, textures and bold shapes with an array of sizes.

The most actively sold line is FOH Porcelain, which transforms the ordinary into modern elegance. It consists of 11 trendy, complete collections and incorporates over 200 matching accessories. All collections feature a proprietary super white glaze and are manufactured for high volume commercial use. In the U.S., FOH is recognized for personalized and unrivaled customer service, high stock levels, same-day order processing and unparalleled 3-5 day ship time. We intend to replicate this for the international hospitality and restaurant communities.

room360° by FOH Collection - The room360° “back of the house” collection includes in-room accessory and amenity products, including waste baskets, ice buckets, in-room trays, glassware, personal care and coffee service accessories, tissue box covers and risers, amenity trays and soap dishes. The various collections are easy to clean and maintain, and they offer an array of features including faux leather, resin, stone, porcelain and all-natural porous materials (rubber wood, sugar cane, coconut wood and bamboo.) Add-on products consist of turn down trays, toilet paper holders, mugs, glassware, coffee accessory pieces and non-woven material bags.

Since 2013, Mr. Petrone has been representing the FOH product lines in international markets. FOH has been successful in designing and manufacturing smart, savvy and affordable commercial solutions. In the United States, the Front of the House and room360° by FOH collections customer base includes major U.S. hotel brands (national and independent), restaurant chains and food and beverage management companies. FOH is an allied member of the Green Hotels Association, which is committed to encouraging, promoting and supporting ecological consciousness in the hospitality industry.

We hold the exclusive import/export, distribution and licensing rights for Front of House and room360° by FOH collections in all of the sovereign states of Europe and India. Like FOH, room360° is also an allied member of the Green Hotels Association.

Distributorship Agreements

FOH, Inc.

On February 28, 2014, we entered into an international distributor agreement (the "FOH Distributor Agreement") with FOH. In accordance with the terms and provisions of the FOH Distributor Agreement: (i) FOH granted to us exclusive distribution rights to sell, market and distribute FOH's products (the "FOH Products") in the 50 internationally recognized sovereign states of Europe, including those that are not part of the European continent, as well as all of Asia, except for Israel (the "Territories"); (ii) FOH further granted to us a non-exclusive and non-transferable right and license to use the trademarks, tradenames and/or service marks identified or associated with the FOH Products or used by FOH in connection with the sale and promotion of the FOH Products; (iii) we are responsible to purchase the FOH Products directly from FOH for resale marketing and distribution by us to our customers in the Territories; (iv) the purchase price for the FOH Products we purchase shall be a price equal to a 35% of the then published catalog price for such FOH Product (the "Purchase Price"); (v) we shall purchase FOH Products in such quantifies as to fill a standard-sized 40 foot shipping container, but in no event shall the Purchase Price for any single order be less than $25,000; (v) we shall use our best efforts to promote, sell, service, support and otherwise market the FOH Products in the Territories, (vi) we shall pay the Purchase Price and shall incur further substantial time soliciting customers, advertising the FOH Products, sending direct mailings of FOH Product literature, demonstrating the FOH Products and participating in trade show representations; and (vii) based on FOH's reputation and goodwill and our requirement to observe clear standards of conduct, FOH shall have the right to terminate the FOH Distributor Agreement if: (a) we failure to place and pay for the requisite Minimum Order (defined below), (b) we fail to achieve the level of market penetration for the Products in the Territories as expected by FOH, (c) our breach of any provision of the FOH Distributor Agreement, (d) our dissolution, insolvency or bankruptcy, (e) engagement in immoral or misrepresentation by us.

Minimum Order means (i) during the first calendar year, purchases by us from FOH with an aggregate Purchase Price of $500,000; (ii) during the second calendar year, purchases by us from FOH with an aggregate Purchase Price of $750,000; (iii) during third calendar year, purchases by us from FOH with an aggregate Purchase Price of $1,000,000; (iv) during the fourth calendar year, purchases by us from FOH with an aggregate Purchase Price of $1,500,000; and (v) during the fifth calendar year, purchases by us from FOH with an aggregate Purchase Price of $2,500,000. Through December 31, 2015, we have complied with our minimum purchase commitments.

Dewan & Sons

On April 23, 2015, we entered into a one-year exclusive distributorship agreement (the "Dewan Distributorship Agreement") with Dewan & Sons. Dewan & Sons is engaged in the business of manufacturing and selling stainless steel, copper, brass and aluminum small ware, buffet ware and tabletop goods under several distinctive trademarks, copyrights and other related intellectual property rights (the "Goods"). Pursuant to the terms of the Dewan Distributorship Agreement, Dewan & Sons granted us an exclusive distributorship effective from April 1, 2015 to March 31, 2016 to market, sell and distribute the Goods in the European Union, and we agreed to purchase the Goods from Dewan & Sons. Under the terms of the Dewan Distributorship Agreement, all customized and special orders require 100% prepayment and all products will be shipped FOB Moradabad. We are entitled to an incentive rebate, which shall be calculated and payable on incremental sales volume achieved above $500,000 as follows: (a) a 2% rebate up to $500,000, and (b) a 2.5% for $500,000 and above. Under the Dewan Distributorship Agreement, we agreed not to promote or offer for sales any third party's competitive products or services that are in direct or indirect competition to the Goods without prior written authorization from Dewan & Sons. The Dewan Distributorship Agreement can be terminated by either party by giving two months’ notice to the other party. Otherwise, the Dewan Distributorship Agreement renews automatically for a one-year periods. As of the date of this annual report, we did not generate any revenues from the Dewan Distributorship Agreement.

 Star Distributors

On April 20, 2015, we entered into a two-year exclusive distributorship agreement (the "Star Distributorship Agreement") with Star Distributors Inc. ("Star Distributors"). Star Distributors is engaged in the business of manufacturing and selling power banks, blue tooth headphones, ear phones and selfie sticks under several distinctive trademarks, copyrights and other related intellectual property rights (the "Star Goods").

In accordance with the terms and provisions of the Star Distributorship Agreement: (i) Star Distributors agreed to grant to us an exclusive distributorship effective from April 20, 2015 to April 19, 2017 to market, sell and distribute the Star Goods in Europe, the Middle East, South and Central America and Canada; (ii) we agreed to purchase the Star Goods from Star Distributors pursuant to written purchase orders; (iii) all customized and special orders require 100% prepayment and all other orders shall require 50% advance pre-payment along with order and balance payment of 50% before shipment; and (iv) we are entitled to an incentive rebate which shall be calculated and payable on incremental sales volume achieved above $1,000,000 as follows: (a) a 2% rebate $1,000,000 through $1,250,000; and (b) a 3% rebate for $1,250,000 and above. In addition, we agreed not to promote or offer for sales any third party's competitive products or services that are in direct or indirect competition to the Star Goods without prior written authorization from Star Distributors. As of the date of this annual report, we did not generate any revenues from the Star Distributorship Agreement.

DecoLav, Inc.

During 2015 and part of 2016, we were an exclusive importer and distributor of DecoLav products within Europe and Asia. As of May 2016, we no longer act as an importer or distributor of DecoLav products and we did not generate any revenues from this agreement.

Business Plan

Within the next 12 months, we plan to continue our marketing and sales efforts throughout Europe, Asia and the Middle East, to expand our operations into Central and South America, Mexico and the Caribbean, and to expand into the consumer electronics distribution business.

We have entered into distributorship agreements with certain prominent hospitality manufacturers to provide premium hotels and resorts with guest room amenities, lavatory and bathroom furniture, food and beverage service items, and decorative accessories on an international basis. See “Distributorship Agreements above.”

By the third quarter of 2017, we also plan to offer our services to manufacturers who have a desire to sell and market their products abroad. We expect to facilitate the entire process from manufacturing plant to end-user in North America, Central America, South America, Europe and Asia by utilizing a process designed to quickly break through the barriers of entry into countries. We believe that our expertise of industry trends, combined with a deep knowledge of customer preference and trending ingredients, will be invaluable to our clients who are beginning to develop their proprietary concept and product.

In 2017, we also plan to provide packaging solutions to our clients in the future. We believe that we can offer our understanding of the complexities of food and beverage designs to assist clients in the development of successful package design, from simple packaging designs to the most intricate designs, and from counter displays, design of the package, design of the cap, lid or top, or even a master carton package.

On May 18, 2015 and as amended in October 2015 and January 2016, we executed a letter of intent (the "Letter of Intent") with Transpower Components (India) Pvt. Ltd., a company located in New Delhi, India ("Transpower Components") for the acquisition of Transpower Components who is engaged in the business of manufacturing aluminum foil containers consisting of steam table pans, rounds, squares, oblongs, ovals with coordinating aluminum board lids.

Pursuant to the amended Letter of Intent, we agreed to purchase, and Transpower Components agreed to sell, substantially all of its assets used in or necessary for the conduct of its aluminum foil container manufacturing business, including all related intellectual property, the fixed assets, customer lists and the goodwill associated therewith (the "Assets"). We agreed to pay an aggregate purchase price of $1,600,000 for the acquisition of Transpower Components to be paid in the form of 2 million shares of Company common stock (valued at $0.40 per share) and the balance in 24 equal installments of $33,333.33 commencing six months from the date on which the definitive sale agreement is executed. Pursuant to the terms of the October MOU, the parties agreed to enter into a definitive sale agreement by January 5, 2016. On January 5, 2016, the Company and Transpower amended the October MOU (the “January Amendment”). Pursuant to the terms of the January Amendment, the parties agreed to extend the date by which a definitive agreement must be executed by April 30, 2016. Pursuant to the terms of the Acquisition Agreement, substantially all of the employees of Transpower Distributors would continue their respective employment with Transpower Distributors.

As of the date of this annual report on Form 10-K, we cannot reasonably determine if we can obtain the necessary funding to close on the Acquisition Agreement and the timing of such closing cannot be determined. Upon completion, we expect that Transpower Distributors acquisition will expand our overall capability for disposables through Transpower Components’ low cost Indian location and allow us to significantly advance out disposable strategy throughout Europe, the United States, South and Central American, and further consolidate the already established market in India.

Warehousing and Logistics Agreement

On February 4, 2016, we entered into an agreement (the “Warehousing Agreement”), effective March 15, 2016, with Dewan & Sons (“Dewan & Sons”), a supply company located in the Moradabad District in the Indian State of Uttar Prodesh in India. In accordance with the terms of the Warehousing Agreement, we agreed to provide warehousing and logistics services for Dewan & Sons, which designated us as a warehouseman under Article 7 of the Uniform Commercial Code, as follows: (i) coordinate floor loaded import containers and their arrival at the facility, unload the merchandise and place on wooden pallets for storage; (ii) prepare each order for ships per Dewan & Sons instructions and ship nationally to their clients through preferred carriers; and (iii) act as a local liaison office of Dewan & Sons with direct interface with the logistics team of respective buyers. Pursuant to the terms of the Warehousing Agreement, Dewan & Sons agreed to pay us a flat fee for devanning, palletizing, shrink wrapping, labeling and storage.

In connection with this Warehousing Agreement, on March 8, 2016, we entered into a contract with Evolution Logistics Corp., a Miami based logistics company (“Evolution Logistics”), pursuant to which Evolution Logistics agreed to manage all of our transportation, warehousing and distribution from origin throughout the United States. Evolution Logistics is a freight forwarder company specializing in distribution to big box retailers, roll outs and expedites cargo. Management believes that it has state of the art operational platform with advanced technology that provides visibility from the purchase order level to the final distribution.

In August 2016, we began to generate revenues pursuant to the Warehousing Agreement and have begun to utilize the services of Evolution Logistics.

Trademark, Licenses and Intellectual Property

In accordance with the terms of our distributor agreements, we have been granted non-exclusive and non-transferable rights and licenses to use the trademarks, tradenames and/or service marks identified or associated with the products that we sell or promote.

Employees

Other than Victor Petrone, our chief executive officer, we do not have any employees. We have established a network of service providers and consultants in an effort to minimize administrative overhead and maximize efficiency.

ITEM 1A. RISK FACTORS.

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

Our business is dependent on business and personal discretionary spending in the retail, travel, and restaurant and bar or entertainment industries. Business and personal discretionary spending may decline during general economic downturns or during periods of uncertainty about economic conditions. In addition, austerity measures adopted by some governments may cause consumers in some markets that we serve to reduce or postpone spending. Consumers also may reduce or postpone spending in response to tighter credit, negative financial news, higher fuel and energy costs, higher tax rates and health care costs and/or declines in income or asset values. Additionally, expenditures in the travel, restaurant and bar or entertainment industries may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, during periods of severe weather or during periods when travel or entertainment might involve health-related risks such as severe outbreaks, epidemics or pandemics of contagious disease.

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

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Indian Rupee which we refer to as the “INR” and the Chinese Yuan, which we refer to as the “RMB,” relative to the U.S. dollar and other major currencies. For example, if the U.S. dollar appreciates against the euro, the INR or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, India and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our products.

In some countries in which our suppliers purchase, including China, our ability to put fixed priced contracts in place is limited.

Risks Related to Our Business

We will require additional funds to expand our operations.

In connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance the growth of our existing business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

If we are unable to increase output or achieve operating efficiencies, the profitability of our business may be materially and adversely affected.

We may not be successful purchasing at our lower-cost manufacturing facilities or gaining operating efficiencies that may be necessary in order to ensure that our products and their prices remain competitive.

We are dependent on major customers. If we are unable to maintain good relationships with our existing customers, our business could suffer.

For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). We did not have customers in 2014. A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our product supplier’s processes are dependent upon critical materials-producing equipment, such as furnaces and forming machines. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in the production capabilities would adversely affect our productivity and results of operations for the affected period.

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

In connection with the development and implementation of our growth plans, we will incur additional operating expenses and capital expenditures. The development and implementation of these plans also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if our plans for any new initiative prove to be unsuccessful. Moreover, if we are unable to implement any of our plans in a timely manner, or if those plans turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

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

If we are unable to attract, train and retain marketing, technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain marketing, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our industries and in the industries to which we market, are vital to our success. There is substantial competition for qualified marketing, technical and financial personnel, and there can be no assurance that we will be able to attract or retain our marketing, technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

All of our operations, including the operations of our supplier’s, warehouse and logistic partners, and sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from: (i) earthquake, fire, flood, hurricane and other natural disasters; (ii) power loss, computer systems failure, internet and telecommunications or data network failure; and (iii) hackers, computer viruses or software bugs.

Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our business; result in decreased sales, increased overhead costs, excess inventory, and product shortages; and otherwise adversely affect our operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures would be completely successful.

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

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by our suppliers in their manufactured products could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements or by passing cost increases on to our customers may not be successful. Increased competition may affect our ability to pass on to our customers’ price increases in product.  Our profitability depends largely on the price and continuity of supply of our products, which in many instances are supplied by a limited number of sources.

You may suffer significant dilution if we raise additional capital.

If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, our net tangible book value per share may decrease, and the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Our status as an emerging growth company may result in reduced disclosure obligations.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Our independent registered public accounting firm has expressed a risk that there is substantial doubt about our ability to continue in business.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate significant revenues. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $1,397,095 and $1,272,911 for the years ended December 31, 2015 and 2014, respectively. The net cash used in operations were $95,146 and $316,247 for the years ended December 31, 2015 and 2014, respectively. Additionally, we had an accumulated deficit, stockholders’ equity and working capital of $2,680,106, $63,936 and $63,936, respectively, at December 31, 2015. These factor raise substantial doubt about our ability to continue as a going concern. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015, management has taken measures to reduce operating expenses. We are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our level of debt may limit our operating and financial flexibility.

As of December 31, 2015, we had $250,000 aggregate principal amount of debt outstanding.

Our levels of indebtedness could: (i) limit our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; (ii) limit our ability to make capital investments in order to expand our business; (iii) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt; (iv) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt; (v) limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes; (vi) make it more difficult for us to satisfy our financial obligations; (vii) limit our ability to pay dividends; and (viii) limit our ability to attract and retain talent.

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.

In addition, our failure to repay our loans could result in an event of default.

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

We are not involved in various routine legal proceedings arising in the ordinary course of our business. We do not have any pending legal proceeding as material. However, our financial results could be adversely affected by monetary judgments and the cost to defend legal proceedings in the future, including product liability claims related to the products we distribute. We do not maintain product liability insurance coverage.

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

Our sole officer and director has the ability to exercise significant influence over matters submitted for stockholder approval and his interests may differ from other stockholders.

Our sole executive officer and director may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of this executive officer and director may differ from the interests of the other stockholders.

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

International Risks

We plan on operating in foreign countries and are subject to risks associated with operating in foreign countries.

We distribute our products into Europe, Asia and the Middle East. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including: (i) difficulties in staffing and managing multinational operations; (ii) changes in government policies and regulations; (iii) limitations on our ability to enforce legal rights and remedies; (iv) limitations on our ability to enforce legal rights and remedies; (v) political, social and economic instability; (vi) war, civil disturbance or acts of terrorism; (vii) disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”); (viii) potentially adverse tax consequences; (ix) impositions or increase of investment and other restrictions or requirements by foreign governments; and (x) limitations on our ability to achieve the international growth contemplated by our strategy.

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

We are subject to changing rules and regulations of federal and state governments, as well as the Public Company Accounting Oversight Board (“PCAOB”). The Securities and Exchange Commission (the “SEC”) has issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continues to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, in 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

Our competitors generally are not subject to these rules and regulations because they are not SEC reporting companies. As a result, our competitors generally are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to these rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

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

Risks Related to our Common Stock

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

Our common stock is a penny stock, which means that SEC rules require broker-dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

•	Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.
•	Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.
•	Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.
•	The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our common stock.

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

Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we are working to correct any material weaknesses in our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

•	Investors may have difficulty buying and selling our shares or obtaining market quotations;
•	Market visibility for our common stock may be limited; and
•	A lack of visibility for our common stock may depress the market price for our shares.

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

ITEM 2. PROPERTIES

We lease office space at 2200 N. Commerce Parkway, Weston, Florida 33326. In May 2015, we entered into an 18-month lease for the office space at a monthly rental of $1,269. We intend to find an alternative space when the lease expires in November 2016.

We also lease office space in London, England to establish a presence in the European marketplace in order to service our international distribution areas. During 2015 and until February 29, 2016, we paid $3,400 per month for this space. Beginning March 1, 2016, we entered into a new lease for this space, pursuant to which we pay approximately $575 per month. The lease expires on February 28, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been quoted on the OTC Market Pink Sheets under the symbol "PFWI" since approximately March 2014. However, as of the date of this annual report on Form 10-K, there has been little volume or trading since March 2014. The following table sets forth the high and low price information of our common stock for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2014	$2.25	$1.00
September 30, 2014	$2.25	$2.25
June 30, 2014	$2.50	$0.02
March 31, 2014	$1.30	$0.90

December 31, 2015	$7.99	$0.13
September 30, 2015	$0.99	$0.111
June 30, 2015	$0.98	$0.111
March 31, 2015	$1.00	$1.00

September 30, 2016 (1)	$0.3161	$0.2800
June 30, 2016	$0.8999	$0.2900
March 31, 2016	$6.7000	$0.3000

(1)	Reflects transactions through September 6, 2016.

SHAREHOLDERS OF RECORD

As of September 7, 2016, there were approximately 420 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	N/A
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	-0-

As of the date of this annual report on Form 10-K, we do not have a stock option plan.

INFORMATION RELATING TO OUTSTANDING SHARES

Common Stock

As of September 7, 2016, there were 22,899,897 shares of our common stock issued and outstanding. We have reserved an aggregate of 5,000,000 shares of common stock pertaining to that certain convertible promissory note dated December 29, 2015. No other shares for issuance upon exercise of common stock purchase warrants or stock options.

Of our total issued and outstanding common shares, 11,760,542 shares are owned by our sole officer and director, Mr. Petrone. All of our shares of common stock issued and outstanding were issued in private placement offerings or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

Preferred Stock

We may issue preferred stock in one or more series. Our board of directors are authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) 50. In the event that the votes by the holders of the Series A Preferred Stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then regardless of the provisions of this paragraph, in any such case, the votes cast by a majority of the holders of the Series A Preferred Stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting and the Company may state that any such action approved by at least a majority of the holders of the Series A Preferred Stock was had by majority vote of the holders of all classes of the Company’s capital stock. On February 19, 2016, we issued 1,000,000 shares of Series A Preferred Stock to our chief executive officer.

RECENT SALES OF UNREGISTERED SECURITIES

Since January 1, 2015, we issued shares of unregistered common stock as follows.

Common stock issued for services

During the year ended December 31, 2015, pursuant to consulting agreements, we issued 2,158,927 shares of common stock to consultants for business development and other services rendered and to be rendered. These shares were valued on the date of grant at per share prices ranging from $0.13 to $0.225 based on recent sales of our common stock or based on the fair value of services rendered for an aggregate value of $416,700. For the year ended December 31, 2015, in connection with the issuance of these shares, we recorded stock-based consulting expense of $288,192 and a prepaid expense of $128,508 which was amortized into consulting expense over the remaining service period.

These shares were issued in a private transaction to approximately nine United States residents and three non-U.S. residents in reliance on Rule 506 of Regulation D and Regulation S promulgated under the Securities Act.

Common stock issued in connections with convertible debt

On December 22, 2015, we entered into a debt purchase and assignment agreement with one of our debt holders pursuant to which a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of our common stock. The securities were issued in a private transaction to one creditor in the United States in reliance on Regulation D promulgated under of the Securities Act.

On December 28, 2015, in connection with a Convertible Note, we issued 50,000 shares of our common stock. These common shares were valued at $0.225 per share based on recent sales of our stock and we recorded a debt discount of $10,725 which is the relative fair value of such shares. The shares were issued in a private transaction to one creditor in the United States in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. The shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and other information presented elsewhere in this Annual Report.

OVERVIEW

In 2015, we transitioned into an exclusive importer and distributor of commercial grade tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories for the Asian and the European marketplaces. Our exclusive brands include Front of the House and Room 360 by FOH.

Our founder, Victor Petrone, has spent over 20 years building a significant global network of buyers, comprised of hotels, resorts and restaurants, for premium, chic, environmentally-conscious products and services. We have sales and marketing and product development expertise primarily in the hospitality business in Europe and Asia. We currently sell and market products under our own proprietary name and we act as exclusive distributors primarily to companies to the hospitality trade. The brand portfolio consists of vendor approved items for key foreign accounts, which include large hotel groups, such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, and Fairmont Hotel & Resorts, and smaller hotel chains and upscale restaurants.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self-funding. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of Results of Operations for the Year Ended December 31, 2015 and 2014

Revenues:

For the year ended December 31, 2015, total revenues amounted to $1,410,080 as compared to zero for the year ended December 31, 2014. We began selling products consisting of tableware products, decorative hotel guest room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories in January 2015. For the years ended December 31, 2015 and 2014, total revenues consisted of the following:

	Year Ended December 31,
	2015	2014
Revenues:
Products	$1,302,679	$—
Shipping	107,401	—
Total revenues	$1,410,080	$—

Cost of revenues.

Cost of revenues includes cost of product and shipping and handling costs. For the year ended December 31, 2015, cost of revenues amounted to $1,308,129 as compared to zero for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, total cost of revenues consisted of the following:

	Year Ended December 31,
	2015	2014
Cost of revenues:
Products	$1,170,266	$—
Shipping	137,863	—
Total cost of revenues	$1,308,129	$—

Gross profit and gross margin.

For the year ended December 31, 2015, gross profit amounted to $101,951 or 7.2% as compared to zero for the year ended December 31, 2014. We expect gross profit to increase in future periods as revenues increase and as we develop operational and pricing efficiencies.

Operating expenses:

For the year ended December 31, 2015, operating expenses amounted to $605,363 as compared to $1,272,911 for the year ended December 31, 2014, a decrease of $667,548 or 52.4%. For the years ended December 31, 2015 and 2014, operating expenses consisted of the following:

	Year Ended December 31,
	2015	2014
Compensation and related benefits	$12,600	$46,900
Consulting fees	314,705	1,030,004
Professional fees	52,943	53,546
Rent expense	77,435	41,600
General and administrative expenses	147,680	100,861
Total	$605,363	$1,272,911

•	For the year ended December 31, 2015, compensation and related benefit expensed decreased by $34,300 or 73.1% as compared to the year ended December 31, 2014. The decrease was attributable to a decrease in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the year ended December 31, 2015, consulting fees decreased by $715,299 or 69.5%, as compared to the year ended December 31, 2014. Consulting fees consists of stock-based consulting fees for business development services. The decreases were attributable to a decrease in the use of consultants.

•	For the year ended December 31, 2015, professional fees decreased by a nominal amount of $603 or 1.1% as compared to the year ended December 31, 2014.

•	For the year ended December 31, 2015, rent expense fees increased by $35,835 or 86.1%, as compared to the year ended December 31, 2014. This increase was attributable to the rental of office space in 2015 in the United States and the U.K. of $51,635 offset by a decrease of warehouse expenses of $15,800.

•	For the year ended December 31, 2015, general and administrative expenses increased by $46,819 or 46.4% as compared to the year ended December 31, 2014. This increase was primarily attributable to an increase in travel expenses of $5,088, an increase in trade show expense of $26,653 related to the attendance at a trade show during 2015, and an increase in other general and administrative expenses of $15,078 due to increased activity.

Loss from operations.

As a result of the factors described above, for the year ended December 31, 2015, loss from operations amounted to $503,412 as compared to a loss from operations of $1,272,911 for the year ended December 31, 2014, a decrease of $769,499 or 60.4%.

Other expenses.

Other expenses includes interest expense and debt conversion inducement expense. For the year ended December 31, 2015, total other expense amounted to $893,683 as compared to zero for the year ended December 31, 2014. For the year ended December 31, 21015, we incurred interest expense of $3,683 which includes $535 related to interest bearing debt and debt issuance costs of $3,148, and we incurred debt conversion inducement expense of $890,000 related to the conversion of debt into common shares.

Net loss.

As a result of the foregoing, for the year ended December 31, 2015, net loss amounted to $1,397,095 as compared to a net loss of $1,272,911 for the year ended December 31, 2014, an increase of $124,184 or 9.8%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $63,936 and $208,064 of cash as of December 31, 2015 and working capital of $133,606 and $77,827 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to December 31, 2015:

			December 31, 2014 to December 31, 2015
	December 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$350,372	$185,140	$165,232	89.2%
Total current liabilities	286,436	51,534	(234,902)	(455.8)%
Working capital:	$63,936	$133,606	$(69,670)	(52.1)%

The decrease in working capital was primarily attributable to an increase in convertible notes of $99,187, an increase in accounts payable of $41,727, an increase in due to related party of $30,383, and an increase in derivative liability of $73,236 offset by an increase in cash of $130,237.

Net cash flow used in operating activities was $95,146 for the year ended December 31, 2015 as compared to net cash used in operating activities of $316,247 for the year ended December 31, 2014, a decrease of $221,101.

•	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $1,397,095 and the add-back of non-cash items consisting of debt conversion inducement expense of $890,000, stock-based compensation expense of $314,705, and other non-cash items of $11,936, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $8,262, a decrease in advances to supplier of $53,738, and an increase in accounts payable of $41,727, offset by an increase in accounts receivable of $8,788 and a decrease in accrued expenses of $9,631.

•	Net cash flow used in operating activities for the year ended December 31, 2014 primarily reflected a net loss of $1,272,911 and the add-back of non-cash items consisting of stock-based compensation expense of $1,030,004, and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $10,800 related to prepaid consulting fees and an increase in advances to supplier of $65,000.

Net cash provided by financing activities was $225,383 for the year ended December 31, 2015 as compared to net cash provided by financing activities $394,074 for the year ended December 31, 2014. During the year ended December 31, 2015, we received net proceeds from convertible debt of $190,000, net proceeds from related party advances of $30,383, and received net proceeds from the sale of common stock of $5,000. During the year ended December 31, 2014, we received net proceeds from convertible debt of $280,000 net proceeds from related party advances of $9,074, and received net proceeds from the sale of common stock of $105,000.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including marketing and travel expenses, legal and other professional fees incurred in connection with our SEC filing requirements, and reduction of accrued liabilities and debt. These uses will depend on numerous factors including our revenues, and our ability to control costs. We have historically financed our working capital needs primarily through internally generated funds, from the sale of common stock and from debt financings. We collect cash from our customers based on our sales to them and their respective payment terms. We expect to require additional funds through public or private debt or equity financings to be able to increase marketing for our products and to fully execute our business plan. If we are unable to raise the capital we need, we may need to reduce the scope of our business in order to continue our operations.

Recent Financings

During 2014, we issued 262,218 shares of common stock for cash of $105,000 and a subscription receivable of $5,000 at per share prices ranging from $0.4545 per share to $0.225 per share. In January 2015, the subscription receivable amount due of $5,000 was received.

On December 28, 2015, we entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by our common stock, bears interest computed at a rate of interest which is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid.

The Lender is entitled, at their option, at any time after the eighth monthly anniversary of these Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock. The conversion price shall equal $0.50 per share (the "Fixed Conversion Price") provided, however that from and after the occurrence of any event of default, as defined, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 50% multiplied by the lowest sales price of the common stock in a public market during the ten consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion. In connection with the issuance of this Convertible Note, we determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by us or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $73,236 was recorded as a derivative liability and was allocated as a debt discount to the Convertible Note of $73,236. At December 28. 2015, the Company valued the embedded conversion option derivative liabilities resulting in no gain or loss from change in fair value of derivative liabilities. Additionally, in connection with this Convertible Note, we paid Lender debt issuance costs of $10,000 and issued 50,000 shares of its common stock. These common shares were valued at $0.225 per share based on recent sales of our stock and we recorded a debt discount of $10,725 which is the relative fair value of such shares.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with us, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, we recognize sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. Our standard terms are ex works, with title transferring to our customer at our suppliers loading dock or upon embarkation with risk of loss being assumed by the customer at the shipping point. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in net revenue.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if we had paid cash for such service.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of ASU 2014-12 is not expected to have a material effect on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable	$250,000	$250,000	$-	$-	$-
Operating lease	13,959	13,959	-	-	-
Total	$263,959	$263,959	$-	$-	$-

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRONE WORDWIDE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petrone Worldwide, Inc.

Weston, Florida

We have audited the accompanying consolidated balance sheets of Petrone Worldwide, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrone Worldwide, Inc. and Subsidiary as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2015 and 2014 and net losses and negative cash flows for the years then ended. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas

September 9, 2016

PETRONE WORDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$208,064	$77,827
Subscription receivable	—	5,000
Prepaid expenses and other current assets	131,046	37,313
Advances to supplier	11,262	65,000

Total Current Assets	350,372	185,140

TOTAL ASSETS	$350,372	$185,140

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable, net	$129,187	$30,000
Accounts payable	45,174	3,447
Accrued expenses	405	10,036
Due to related party	38,434	8,051
Derivative liability	73,236	—

Total Current Liabilities	286,436	51,534

Total Liabilities	286,436	51,534

Commitments (See Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock: $.001 par value, 100,000,000 shares authorized; 21,483,230 and
15,274,303 issued and outstanding at December 31, 2015 and 2014, respectively	21,483	15,274
Additional paid-in capital	2,722,559	1,401,343
Accumulated deficit	(2,680,106)	(1,283,011)

Total Stockholders' Equity	63,936	133,606

Total Liabilities and Stockholders' Equity	$350,372	$185,140

See accompanying notes to consolidated financial statements.

PETRONE WOLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$1,410,080	$—

COST OF REVENUES	1,308,129	—

GROSS PROFIT	101,951	—

OPERATING EXPENSES:
Compensation and related benefits	12,600	46,900
Consulting fees	314,705	1,030,004
Professional fees	52,943	53,546
Rent expense	77,435	41,600
General and administrative expenses	147,680	100,861

Total Operating Expenses	605,363	1,272,911

LOSS FROM OPERATIONS	(503,412)	(1,272,911)

OTHER EXPENSES:
Interest expenses	(3,683)	—
Debt conversion inducement expense	(890,000)	—

Total Other Expense	(893,683)	—

LOSS BEFORE INCOME TAXES	(1,397,095)	(1,272,911)

Income tax expense	—	—

NET LOSS	$(1,397,095)	$(1,272,911)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.09)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	16,101,743	13,035,839

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	—	$—	11,760,542	$11,760	$(31,660)	$(10,100)	$(30,000)

Shares deemed issued in recapitalization	—	—	195,607	196	(196)	—	—

Common stock issued for services	—	—	2,380,936	2,381	1,054,136	—	1,056,517

Common stock issued for conversion of convertible debt	—	—	675,000	675	269,325	—	270,000

Common stock issued for cash and subscription receivable	—	—	262,218	262	109,738	—	110,000

Net loss	—	—	—		—	(1,272,911)	(1,272,911)

Balance, December 31, 2014	—	—	15,274,303	15,274	1,401,343	(1,283,011)	133,606

Common stock issued for services	—	—	2,158,927	2,159	414,541	—	416,700

Common stock issued for conversion of convertible debt	—	—	4,000,000	4,000	6,000	—	10,000

Common stock issued for convertible debt issuance costs	—	—	50,000	50	10,675	—	10,725

Debt conversion inducement expense	—	—	—	—	890,000	—	890,000

Net loss	—	—	—		—	(1,397,095)	(1,397,095)

Balance, December 31, 2015	—	$—	21,483,230	$21,483	$2,722,559	$(2,680,106)	$63,936

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,397,095)	$(1,272,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt conversion inducement expense	890,000	—
Amortization of debt discount to interest expense	3,148	—
Stock-based compensation	314,705	1,030,004
Bad debt	8,788	—
Change in operating assets and liabilities:
Accounts receivable	(8,788)	—
Prepaid expenses and other current assets	8,262	(10,800)
Advances to supplier	53,738	(65,000)
Accounts payable	41,727	3,447
Accrued expenses	(9,631)	(987)

NET CASH USED IN OPERATING ACTIVITIES	(95,146)	(316,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	31,366	128,561
Repayment of related party advances	(983)	(119,487)
Proceeds from convertible debt	190,000	280,000
Proceeds from sale of common stock and subscription receivable	5,000	105,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,383	394,074

NET INCREASE IN CASH	130,237	77,827

CASH, beginning of year	77,827	—

CASH, end of year	$208,064	$77,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$175	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares deemed issued in recapitalization	$—	$195
Exchange of related party advances for accrued expenses	$—	$1,023
Common stock issued for subscription receivable	$—	$5,000
Common stock issued for convertible notes	$10,000	$270,000
Unearned common stock issued for services	$101,995	$26,513
Common stock issued for debt issuance costs	$10,725	$—
Increase in derivative liability and debt discount	$73,236	$—

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Petrone Worldwide, Inc. (the “Company”) was incorporated as Sheridan Industries, Inc. on December 14, 1998 in the State of Nevada. On December 31, 1998, the Company changed its name to Diabetex International Corp. and effective February 18, 2014, the Company changed its name to Petrone Worldwide, Inc.

On January 29, 2014 and effective March 3, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Petrone Food Works, Inc. (“PFW”) and the shareholder of PFW. Pursuant to the Purchase Agreement, the Company acquired 100% of PFW’s issued and outstanding common stock from the PFW shareholder in exchange for the issuance of 11,760,542 shares of the Company’s common stock, representing 98.4% of the outstanding common stock, (the “Exchange”), after giving effect to a 1-for-500 reverse stock split (the “Reverse Stock Split”) which resulted in 195,607 common shares outstanding prior to the Exchange for liabilities of $30,000. Accordingly, the PFW shareholder became a shareholder of the Company and PFW became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholder of PFW obtained voting and management control of the Company. PFW is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of PFW and was recorded at the historical cost basis of PFW, and the consolidated financial statements after completion of the Exchange included the assets and liabilities of both the Company and PFW and the Company’s consolidated operations from the closing date of the Exchange. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and recapitalization. PFW was formed under the laws of the State of Nevada in October 2013.

The Company is in the hospitality industry and is a supplier of table top kitchenware and hotel room products thru an exclusive licensing agreement with a leading supplier.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Petrone Food Works, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

In February 2014, the Company effectuated a 1 to 500 reverse stock split. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the reverse stock split

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,397,095 and $1,272,911 for the years ended December 31, 2015 and 2014, respectively. The net cash used in operations were $95,146 and $316,247 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $2,680,106, $63,936 and $63,936, respectively, at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015, management has taken measures to reduce operating expenses. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2015 and 2014 include estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, loans, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for one instrument at fair value using level 3 valuation.

	At December 31, 2015			At December 31, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$73,236	—	—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liability
Balance at December 31, 2013	$—
Change in fair value included in net loss	—
Balance at December 31, 2014	—
Initial valuation of derivative liability	73,236
Change in fair value included in net loss	—
Balance at December 31, 2015	$73,236

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

Advances to Supplier

Advances to supplier represent the advance payments for the purchase of product from supplier.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, and shipping and handling costs incurred.

Shipping and handling costs

For the years ended December 31, 2015 and 2014, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $137,863 and $0, respectively. Shipping and handling costs charged to customers are included in sales.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs

All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2015 and 2014, advertising costs charged to operations were $2,153 and $0, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

Income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2015 and 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the years ended December 31, 2015 and 2014.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service.

Loss per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Additionally, potentially dilutive common shares consist of common stock issuable upon conversion of convertible debt. These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2015	December 31, 2014
Convertible notes	463,200	120,000

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – CONVERTIBLE NOTES

In 2013 and on July 1, 2014, the Company entered into two convertible promissory two note agreements with individuals in the amount of $20,000 and $10,000, respectively. The notes were non-interest bearing, unsecured and were due on demand. The notes are convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock (see Note 5). At December 31, 2015, one note remains due in the principal amount of $20,000.

In September 2014, the Company entered into two promissory note agreements with individuals in the amount of $170,000 and $100,000, respectively. The notes bear interest at 6.0% per annum, were unsecured and were due in September 2015. These convertible notes were convertible into the Company’s common stock at a conversion price of $0.40 per common share. On November 14, 2014, the convertible notes were converted into 675,000 shares of the Company’s common stock.

On December 28, 2015, the Company entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by the Company’s common stock, bears interest computed at a rate of interest which is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid.

The Lender is entitled, at their option, at any time after the eighth month anniversary of these Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock. The conversion price shall equal $0.50 per share (the "Fixed Conversion Price") provided, however that from and after the occurrence of any event of default, as defined, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 50% multiplied by the lowest sales price of the common stock in a public market during the ten consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion. In connection with the issuance of this Convertible Note, the Company determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $73,236 was recorded as a derivative liability and was allocated as a debt discount to the Convertible Note of $73,236. At December 28, 2015, the Company valued the embedded conversion option derivative liabilities resulting in no gain or loss from change in fair value of derivative liabilities. Additionally, in connection with this Convertible Note, the Company paid Lender debt issuance costs of $10,000 and issued 50,000 shares of its common stock.

These common shares were valued at $0.225 per share based on recent sales of the Company’s stock and the Company recorded a debt discount of $10,725 which is the relative fair value of such shares.

At December 31, 2015 and December 28, 2015, the fair value of the derivative liabilities were estimated using the Black-scholes option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.67 years
Volatility	100.0%
Risk-free interest rate	0.66%

For the year ended December 31, 2015, amortization of debt discounts related to this convertible note amounted to $3,148, which has been included in interest expenses on the accompanying consolidated statements of operations.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – CONVERTIBLE NOTES (continued)

At December 31, 2015 and 2014, convertible promissory notes consisted of the following:

	December 31, 2015	December 31, 2014
Principal amount	$250,000	$30,000
Less: unamortized debt discount	(120,813)	—
Convertible note payable, net	$129,187	$30,000

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the year ended December 31, 2015 and 2014, due to related party activity consisted of the following:

	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Balance due to related party at beginning of year	$8,051	$—
Working capital advances received	31,366	128,561
Repayments made and conversions	(983)	(120,510)
Balance due to related party at end of year	$38,434	$8,051

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred stock

The preferred stock may be issued in one or more series. The Company’s board of directors are authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. On February 19, 2016, the Company’s board of director designated 1,000,000 shares of preferred stock as Series A Preferred Stock (See Note 9).

Common stock deemed issued in reverse merger

Immediately prior the Purchase Agreement as discussed in Note 1, the Company had 195,607 common shares outstanding. These 195,607 common shares are reflected as shares deemed issued as part of reverse merger in the accompanying consolidated financial statements in exchange for liabilities of $30,000.

Common stock issued for services

During the year ended December 31, 2014, pursuant to consulting agreements, the Company issued 2,380,936 shares of common stock to consultants for business development and other services rendered and to be rendered. These shares were valued on the date of grant at per share prices ranging from $0.4545 to $0.225 based on recent sales of the Company’s common stock for an aggregate value of $1,056,517. For the year ended December 31, 2014, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $1,030,004 and a prepaid expense of $26,513 which will be amortized into consulting expense during the year ended December 31, 2015.

During the year ended December 31, 2015, pursuant to consulting agreements, the Company issued 2,158,927 shares of common stock to consultants for business development and other services rendered and to be rendered. These shares were valued on the date of grant at per share prices ranging from $0.13 to $0.225 based on recent sales of the Company’s common stock or based on the fair value of services rendered for an aggregate value of $416,700. For the year ended December 31, 2015, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $288,192 and a prepaid expense of $128,508 which will be amortized into consulting expense over the remaining service period.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Common stock issued for cash

During 2014, the Company issued 262,218 shares of common stock for cash of $105,000 and a subscription receivable of $5,000 at per share prices ranging from $0.4545 per share to $0.225 per share. In January 2015, the subscription receivable amount due of $5,000 was received.

Common stock issued in connections with convertible debt

On November 14, 2014, the Company issued 675,000 shares of its common stock upon conversion of two convertible notes in the amount of $270,000 (see Note 3).

On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of its debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock. Pursuant to ASC 470-20-40, since the convertible note was immediately converted into common shares of the Company pursuant to the debt purchase and assignment agreements, the Company recognized a debt conversion inducement expense of $890,000 equal to the fair value of the common stock transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms (see Note 3).

On December 28, 2015, in connection with a Convertible Note, the Company issued 50,000 shares of its common stock. These common shares were valued at $0.225 per share based on recent sales of the Company’s stock and the Company recorded a debt discount of $10,725 which is the relative fair value of such shares (see Note 3).

NOTE 6 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Income tax benefit at U.S. statutory rate of 34%	$(475,012)	$(432,790)
State income taxes	(69,854)	(63,645)
Non-deductible expenses	469,834	401,701
Change in valuation allowance	75,032	94,734
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforward	$173,705	$98,673
Total deferred tax assets before valuation allowance	173,705	98,673
Valuation allowance	(173,705)	(98,673)
Net deferred tax assets	$—	$—

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – INCOME TAXES (continued)

The estimated net operating loss carryforward was approximately $445,397 at December 31, 2015 which may be limited on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $75,032 from the year ended December 31, 2014. The potential tax benefit arising from tax loss carryforwards will expire in 2035.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2013, 2014 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 7 – COMMITMENTS

International distribution agreement

On February 28, 2014, the Company entered into an International Distribution Agreement (the “International Distribution Agreement”) with its major supplier. Through December 31, 2015, the Company has complied with its minimum purchase commitments. Future minimum purchase amounts under the International Distribution Agreement at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$1,000,000
2017	1,500,000
2018	2,500,000
Total minimum purchase amounts	$5,000,000

Leases

The Company leases its facilities under non-cancelable operating leases. Rent expense for operating leases was $77,435 and $41,600 for the years ended December 31, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating lease at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$19,709
2017	1,150
Total minimum non-cancelable operating lease payments	$20,859

NOTE 8 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2015 and 2014. The Company has not experienced any losses in such accounts through December 31, 2015.

Geographic concentrations of sales

For the years ended December 31, 2015 and 2014, total sales in the United States represent approximately 73% and 89% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2015 and 2014.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8 – CONCENTRATIONS (continued)

Customer concentrations

For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). The Company did not have customers in 2014. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the years ended December 31, 2015, the Company purchased all of its product from one supplier. The Company did not purchase any products during 2014. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 9 - SUBSEQUENT EVENTS

On February 3, 2016, the Company sold 1,200,000 shares of its common stock for cash of $480,000 or $0.40 per share.

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) 50. In the event that the votes by the holders of the Series A Preferred Stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then regardless of the provisions of this paragraph, in any such case, the votes cast by a majority of the holders of the Series A Preferred Stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting and the Company may state that any such action approved by at least a majority of the holders of the Series A Preferred Stock was had by majority vote of the holders of all classes of the Company’s capital stock. On February 19, 2016, the Company issued 1,000,000 shares of Series A Preferred Stock to its chief executive officer.

On March 16, 2016, pursuant to a consulting agreement, the Company issued 16,667 shares of common stock to a consultant for investor relations services rendered. These shares were valued on the date of grant at $0.90 per share or $15,000 based on the fair value of services performed. In March 2016, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $15,000.

On April 20, 2016 and June 6, 2016, the Company entered into agreements for the addendum of the Convertible Note (see Note 5) which waived all rights to enforce any event of default which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with these agreements, the Company issued 30,000 and 40,000 shares of common stock, respectively, for an aggregate of 70,000 shares of common stock. These shares were valued on the date of grant at $0.40 per share or $28,000 based on recent sales of the Company’s common stock. Additionally, on August 26, 2016, the Company entered into an agreement for the addendum of the Convertible Note (see Note 5) which waived all rights to enforce any event of default which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with this agreement, the Company issued 130,000 shares of common stock and paid a cash penalty of $5,000. These shares were valued on the date of grant at $0.40 per share or $52,000 based on recent sales of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions,

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control-Integrated Framework (2013 framework) and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting was not effective. Material weaknesses include:

(1)	We did not maintain a sufficient system that keep track of the documents.
(2)	Lack of segregation of duties
(3)	Lack of audit committee
(4)	Lack of experienced and qualified personal to fulfill accounting and reporting functions
34

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal control over financial reporting during the year ended December 31, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Victor Petrone	46	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	2014

Victor Petrone. Mr. Petrone has more than 20 years of experience in the hospitality business sector. From 2009 to 2010, Mr. Petrone was an independent hospitality consultant in Europe. During 2010, Mr. Petrone was appointed the chief operating officer of Diamond Ranch Foods, a publicly traded U.S. corporation. Mr. Petrone held this position until 2011 when he returned to being a consultant in the hospitality industry. This subsequently let to Mr. Petrone being appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer of Petrone Worldwide, Inc. on March 3, 2014. Mr. Petrone is a graduate of the Wharton School of Business, University of Pennsylvania.

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

CORPORATE GOVERNANCE MATTERS

Committees

Our Board of Directors does not currently have any committees, including an audit committee, a compensation committee or nominating and corporate governance committee. The functions of those committees are being undertaken by our sole director. Because we only have one director, we believe that the establishment of these committees would be more form over substance.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Victor Petrone serves as Chairman and sole member of our Board of Directors. Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2015, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the fiscal years ended December 31, 2015 and December 31, 2014.

2015 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Petrone, sole director, President/CEO, Secretary, Treasurer/CFO	2015	--	--	--	--	--	--	12,600 (1)	12,600
	2014	--	--	-	--	--	--	46,900 (2)	46,900

______________

(1)     Represents amounts paid to Mr. Petrone not reflects as salary on Form W-2.

(2)     Represents amounts paid to Mr. Petrone not reflects as salary on Form W-2. This amounts differs from amounts previously reported due to errors.

Employment Agreement

Currently, we have no employment agreements with any officer or director.

Director Compensation

No director received compensation for services rendered to us in his capacity as a director during the fiscal years ended December 31, 2015 and December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 7, 2016 regarding the beneficial ownership of our common shares by:

•	each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock;
•	each director;
•	our chief executive officer; and
•	the executive officers and directors as a group.

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 22,899,897 shares of common stock outstanding as of September 7, 2016.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Victor Petrone	Common	11,760,542 (1)	51.4%
2200 N. Commerce Parkway Weston, Florida 33326
All Directors and officers as a group (1 member)	Common	11,760,542	51.4%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Victor Petrone	1,000,000	100.0%

(1) Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of September 7, 2016. Holders of our Series A preferred stock are entitled to 50 votes per share; provided, however, that in the event that the votes by the holders of the Series A preferred stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then in any such case, the votes cast by a majority of the holders of the Series A preferred stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting.

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

From time to time, we receive advances from our chief executive officer for working capital purposes. The advances are non-interest bearing and are payable on demand. For the years ended December 31, 2015 and 2014, due to related party activity consisted of the following:

	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Balance due to related party at beginning of year	$8,051	$—
Working capital advances received	31,366	128,561
Repayments and conversion made	(983)	(120,510)
Balance due to related party at end of year	$38,434	$8,051

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014 were as follows:

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees	$17,475	$10,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$17,475	$10,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2015 and 2014 fiscal years.

Audit-Related Fees

During the 2015 and 2014 fiscal years, our independent registered public accounting firm did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2014 fiscal years.

Tax Fees

As our independent registered public accounting firm did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accounting firm did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Prior to engaging our independent registered public accounting firm to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation dated December 14, 1998 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.2	Articles of Merger dated December 21, 1998 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.3	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.4	Certificate of Amendment to the Articles of Incorporation dated January 31, 2014 (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.5	Certificate of Designation dated February 24, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016).
3.6	Bylaws of the registrant dated March 7, 2014.*

10.1	Exclusive Distributorship Agreement between Star Distributors Inc. and the registrant dated April 20, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015).
10.2	Exclusive Distributorship Agreement between M/s Dewan & Sons and the registrant dated April 23, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015).
10.3	Memorandum of Undertaking dated October 21, 2015 between the registrant and Transpower Components (India) Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2016).
10.4	Amendment to Memorandum of Undertaking dated January 5, 2016 between the registrant and Transpower Components (India) Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2016).
10.5	Exclusive Distributorship Agreement between FOH, Inc. and the registrant dated February 28, 2014 *
10.6	Secured Convertible Promissory Note issued by the Registrant in favor of FirstFire Global Opportunities Fund LLC dated December 28, 2015 *
31.1	Certification of Principal Executive Officer and Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2016	PETRONE WORLDWIDE, INC.

	By:	/s/ Victor Petrone
Victor Petrone
President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Petrone	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	September 9, 2016
Victor Petrone

