Form 10-Q
period 2016-03-31
PETRONE WORLDWIDE, INC.
filed 2016-09-30
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-30380

PETRONE WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0652348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 N. Commerce Parkway, Weston, FL	33326
(Address of principal executive offices)	(Zip Code)

(855) 297-3876 (Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☑ No

As of September 29, 2016, the registrant had 22,899,897 shares of common stock, par value $.001 per share, issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Petrone Worldwide, Inc. for the period ended March 31, 2016 reflects restated financials statements and other information as reported on the Quarterly Report of Petrone Worldwide, Inc. for the period ended March 31, 2015 originally filed on May 12, 2015 (the “Original Report”). In the Original Filing, we did not properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period.

Please see Note 8 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q which further describes the effect of these restatements.

2

PETRONE WORLDWIDE, INC.

FORM 10-Q

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$66,769	$208,064
Subscriptions receivable	280,000	—
Accounts receivable	14,758	—
Prepaid expenses and other current assets	70,070	131,046
Advances to supplier	92,197	11,262

Total Current Assets	523,794	350,372

TOTAL ASSETS	$523,794	$350,372

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable, net	$137,100	$129,187
Accounts payable	27,116	45,174
Accrued expenses	1,738	405
Due to related party	12,434	38,434
Derivative liability	26,991	73,236

Total Current Liabilities	205,379	286,436

Total Liabilities	205,379	286,436

Commitments (See Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,000	—
Common stock: $.001 par value, 100,000,000 shares authorized; 22,699,897 and 21,483,230 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	22,700	21,483
Additional paid-in capital	3,221,780	2,722,559
Accumulated deficit	(2,927,065)	(2,680,106)

Total Stockholders' Equity	318,415	63,936

Total Liabilities and Stockholders' Equity	$523,794	$350,372

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
		(As Restated)
REVENUES	$107,621	$774,494

COST OF REVENUES	75,270	754,529

GROSS PROFIT	32,351	19,965

OPERATING EXPENSES:
Compensation and related benefits	1,000	10,000
Consulting fees	79,766	7,722
Professional fees	65,416	8,185
Rent expense	22,157	35,119
General and administrative expenses	93,670	38,243

Total Operating Expenses	262,009	99,269

LOSS FROM OPERATIONS	(229,658)	(79,304)

OTHER EXPENSES/(INCOME):
Interest expenses	(58,108)	—
Gain on derivative liability	40,807	—

Total Other Expense	(17,301)	—

NET LOSS	$(246,959)	$(79,304)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,237,625	15,274,303

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended
	March 31,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,959)	$(79,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount to interest expense	46,486	—
Stock-based compensation	76,976	7,722
Gain on derivative liability	(40,807)	—
Change in operating assets and liabilities:
Accounts receivable	(14,758)	(8,896)
Prepaid expenses and other current assets	—	10,800
Advances to supplier	(80,935)	14,464
Accounts payable	(18,058)	186
Accrued expenses	1,333	(6,944)
Advances from customers	—	18,314

NET CASH USED IN OPERATING ACTIVITIES	(276,722)	(43,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(26,000)	—
Repayment of convertible debt	(38,573)	—
Proceeds from sale of common stock and subscription receivable	200,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	135,427	5,000

NET DECREASE IN CASH	(141,295)	(38,658)

CASH, beginning of period	208,064	77,827

CASH, end of period	$66,769	$39,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$11,623	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$5,438	$—
Common stock issued for subscription receivable	$280,000	$—
Exchange of related party advances for accounts payable	$—	$800

See accompanying notes to unaudited consolidated financial statements.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company is in the hospitality industry and is a supplier of tabletop kitchenware and hotel room products thru an exclusive licensing agreement with a leading supplier.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements include the financial statements of its wholly-owned subsidiary, Petrone Food Works, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In February 2014, the Company effectuated a 1 to 500 reverse stock split. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the reverse stock split.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2016, the Company had a net loss of $246,959 and net cash used in operations of $276,722. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $2,927,065, $318,415 and $318,415, respectively, at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During the three months ended March 31, 2016 and in 2015, management has taken measures to reduce operating expenses. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2016 and 2015 include estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements that clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3- Inputs are unobservable inputs, which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

	At March 31, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$26,991	—	—	$73,236

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liability
Balance at December 31, 2015	$73,236
Reclassification of derivative liability to equity	(5,438)
Change in fair value included in net loss	(40,807)
Balance at March 31, 2016	$26,991

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

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Shipping and handling costs

For the three months ended March 31, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $14,584 and $119,831, respectively. Shipping and handling costs charged to customers are included in sales.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. The Company did not record such interest or penalties for the three months ended March 31, 2016 and 2015.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into, as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service.

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

	March 31, 2016	March 31, 2015
Convertible notes	432,856	30,000

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of ASU 2014-12 did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – CONVERTIBLE NOTES

In 2013 and on July 1, 2014, the Company entered into two convertible promissory note agreements with individuals in the amounts of $20,000 and $10,000, respectively. The notes were non-interest bearing, unsecured and were due on demand. The notes are convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock. At March 31, 2016, one note remains due in the principal amount of $20,000.

On December 28, 2015, the Company entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by the Company’s common stock, bears interest computed at a rate of interest that is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. In March 2016, the Company repaid Convertible Note principal of $38,573.

The Lender is entitled, at their option, at any time after the eighth month anniversary of this Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock. The conversion price shall equal $0.50 per share (the "Fixed Conversion Price") provided, however that from and after the occurrence of any event of default, as defined, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 50% multiplied by the lowest sales price of the common stock in a public market during the ten consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion. In connection with the issuance of this Convertible Note, the Company determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $73,236 was recorded as a derivative liability and was allocated as a debt discount to the Convertible Note of $73,236. At December 28, 2015, the Company valued the embedded conversion option derivative liabilities resulting in no gain or loss from change in fair value of derivative liabilities. Additionally, in connection with this Convertible Note, in December 2015, the Company paid Lender debt issuance costs of $10,000 and issued 50,000 shares of its common stock. These common shares were valued at $0.225 per share based on recent sales of the Company’s stock and in December 2015, the Company recorded a debt discount of $10,725, which is the relative fair value of such shares.

At March 31, 2016 and December 31, 2015, the fair value of the derivative liabilities was estimated using the Black-scholes option-pricing model with the following assumptions:

	March 31, 2016	December 31, 2015
Dividend rate	0	0
Term (in years)	0.41 years	0.67 years
Volatility	100.0%	100.0%
Risk-free interest rate	0.39%	0.66%

For the three months ended March 31, 2016 and 2015, amortization of debt discount related to this convertible note amounted to $46,486 and $0, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations, respectively.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – CONVERTIBLE NOTES (continued)

At March 31, 2016 and December 31, 2015, convertible promissory notes consisted of the following:

	March 31, 2016	December 31, 2015
Principal amount	$211,427	$250,000
Less: unamortized debt discount	(74,327)	(120,813)
Convertible notes payable, net	$137,100	$129,187

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the three months ended March 31, 2016 and 2015, due to related party activity consisted of the following:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Balance due to related party at beginning of period	$38,434	$8,051
Working capital advances received	—	800
Repayments made and conversions	(26,000)	—
Balance due to related party at end of period	$12,434	$8,851

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

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock and has no liquidation preference value. The Series A Preferred Stock was issued to ensure perpetual control of at least 51% is provided to the holder of the Series A Preferred Stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) 50. In the event that the votes by the holders of the Series A Preferred Stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then regardless of the provisions of this paragraph, in any such case, the votes cast by a majority of the holders of the Series A Preferred Stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting and the Company may state that any such action approved by at least a majority of the holders of the Series A Preferred Stock was had by majority vote of the holders of all classes of the Company’s capital stock.

On February 19, 2016, the Company issued 1,000,000 shares of Series A Preferred Stock to its chief executive officer. In connection with the issuance of Series A preferred shares, the Company recorded a nominal amount of stock-based compensation of $1,000 since the shares had no economic value, on the date of the issuance of such shares, the Company’s chief executive officer was the majority owner of the Company’s common shares, and the value of such voting rights were not readily and objectively measurable

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Common stock issued for services

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

Additionally, for the three months ended March 31, 2016 and 2015, amortization of prepaid stock-based consulting fees amounted to $60,976 and $7,722, respectively.

Common stock issued for cash

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

NOTE 6 – COMMITMENTS

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

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2016 and December 31, 2015. The Company has not experienced any losses in such accounts through March 31, 2016.

Geographic concentrations of sales

For the three months ended March 31, 2016 and 2015, substantially all of the Company’s revenues were to customers located outside the United States. No other geographical area accounted for more than 10% of total sales during the three months ended March 31, 2016 and 2015.

Customer concentrations

For the three months ended March 31, 2016, four customers accounted for approximately 77.5% of total sales (13.8%, 11.8%, 11.2% and 40.7%, respectively). For the three months ended March 31, 2015, three customers accounted for approximately 90.8% of total sales (39.9%, 25.0% and 25.9%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – CONCENTRATIONS (continued)

Vendor concentrations

For the three months ended March 31, 2016 and 2015, the Company purchased all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 8 – RESTATEMENT OF 2015 PERIOD

The Company’s unaudited consolidated financial statements have been restated for the three months ended March 31, 2015 to properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period. The effect of correcting these errors in the Company’s unaudited consolidated financial statements for the three months ended March 31, 2015 are shown in the table as follows:

Consolidated Statement of operations	For the Three Months Ended March 31, 2015 (Unaudited)
	As previously reported	Adjustments to Restate	As Restated
Revenues	$784,542	$(10,048)	$774,494
Cost of revenues	715,851	38,678	754,529
Gross profit	68,691	(48,726)	19,965
Operating expenses	112,111	(12,842)	99,269
Loss from operations	(43,420)	(35,884)	(79,304)
Net loss	$(43,420)	$(35,884)	$(79,304)
Net loss per common share	$(0.00)	$(0.00)	$(0.01)

NOTE 9 - SUBSEQUENT EVENTS

On April 20, 2016 and June 6, 2016, the Company entered into agreements for the addendum of the Convertible Note (see Note 3) which waived all rights to enforce any event of default, which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with these agreements, the Company issued 30,000 and 40,000 shares of common stock, respectively, for an aggregate of 70,000 shares of common stock. These shares were valued on the date of grant at $0.40 per share or $28,000 based on recent sales of the Company’s common stock. Additionally, on August 26, 2016, the Company entered into an agreement for the addendum of the Convertible Note, which waived all rights to enforce any event of default that may have been triggered by the Company’s failure to file it reports with the SEC. In connection with this agreement, the Company issued 130,000 shares of common stock and paid a cash penalty of $5,000. These shares were valued on the date of grant at $0.40 per share or $52,000 based on recent sales of the Company’s common stock.

Subsequent to March 31, 2016, the Company repaid principal balance of the Convertible Note (see Note 3) amounting to $93,071.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on September 9, 2016, as the same may be updated from time to time in documents that we file with the SEC.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

In 2015, we transitioned into an exclusive importer and distributor of commercial grade tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories for the Asian and the European marketplaces. Our exclusive brands include Front of the House and Room 360 by FOH.

Our founder, Victor Petrone, has spent over 20 years building a significant global network of buyers, comprised of hotels, resorts and restaurants, for premium, chic, environmentally conscious products and services. We have sales, marketing, and product development expertise primarily in the hospitality business in Europe and Asia. We currently sell and market products under our own proprietary name and we act as exclusive distributors primarily to companies to the hospitality trade. The brand portfolio consists of vendor-approved items for key foreign accounts, which include large hotel groups, such as Marriott Hotel Brands, The Four Seasons Hotel & Resorts, Hilton Worldwide, Hyatt Hotels & Resorts, Starwood Hotel & Resorts, and Fairmont Hotel & Resorts, and smaller hotel chains and upscale restaurants.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self-funding. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt through either exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.

RESULTS OF OPERATIONS

The following comparative analysis of results of operations are based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues.

For the three months ended March 31, 2016, total revenues amounted to $107,621 as compared to $774,494 for the three months ended March 31, 2015, a decrease of $666,873 or 86.1%. We began selling products consisting of tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories in January 2015. For the three months ended March 31, 2016 and 2015, total revenues consisted of the following:

	Three Months ended March 31,
	2016	2015
Revenues:
Products	$99,450	$680,653
Shipping	8,171	93,841
Total revenues	$107,621	$774,494

During the three months ended March 31, 2015, we generated significant revenues from three customers that accounted for approximately 90.8% of total revenues (39.9%, 25.0% and 25.9%, respectively). We did not have such large orders during the three months ended March 31, 2016.

Cost of revenues.

Cost of revenues includes cost of product and shipping and handling costs. For the three months ended March 31, 2016, cost of revenues amounted to $75,270 as compared to $754,529 for the three months ended March 31, 2015, a decrease of $679,259 or 90.0%. For the three months ended March 31, 2016 and 2015, total cost of revenues consisted of the following:

	Three Months ended March 31,
	2016	2015
Cost of revenues:
Products	$60,686	$634,698
Shipping	14,584	119,831
Total cost of revenues	$75,270	$754,529

Gross profit and gross margin.

For the three months ended March 31, 2016, gross profit amounted to $32,351 or 30.1% as compared to $19,965 or 2.6% for the three months ended March 31, 2015. The increase in gross margin percentage was attributable to an increase in operational and pricing efficiencies. We expect gross profits to increase in future periods as revenues increase and as we develop additional operational and pricing efficiencies.

Operating expenses.

For the three months ended March 31, 2016, operating expenses amounted to $262,009 as compared to $99,269 for the three months ended March 31, 2015, an increase of $162,740 or 163.9%. For the three months ended March 31, 2016 and 2015, operating expenses consisted of the following:

	Three Months Ended March 31,
	2016	2015
Compensation and related benefits	$1,000	$10,000
Consulting fees	79,766	7,722
Professional fees	65,416	8,185
Rent expense	22,157	35,119
General and administrative expenses	93,670	38,243
Total	$262,009	$99,269

•	For the three months ended March 31, 2016, compensation and related benefit expensed decreased by $9,000 or 90.0% as compared to the three months ended March 31, 2015. The decrease was attributable to a decrease in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the three months ended March 31, 2016, consulting fees increased by $72,044 or 933.0%, as compared to the three months ended March 31, 2015. Consulting fees consists of stock-based consulting fees for business development services. The increases were attributable to the amortization of prepaid consulting fees during the 2016 period for stock issued in 2015.

•	For the three months ended March 31, 2016, professional fees increased by $57,231 or 699.2% as compared to the three months ended March 31, 2015. This increase was attributable to an increase in accounting fees of $43,000 related to the re-audit of our 2015 and 2014 financial statements and to the hiring of additional accounting assistance, and an increase in legal fees of $11,665.

•	For the three months ended March 31, 2016, rent expense fees decreased by $12,962 or 36.9%, as compared to the three months ended March 31, 2015. This decrease was attributable to a decrease in rent incurred for warehouse expenses of $25,800, offset by an increase in rent expense for office space located in the United Kingdom and United States of $12,838.

•	For the three months ended March 31, 2016, general and administrative expenses increased by $55,427 or 144.9% as compared to the three months ended March 31, 2015. This increase was primarily attributable to an increase in computer and internet expense of $42,439 incurred for the upgrade of the our website and logistics capabilities, an increase in travel expenses of $4,004, and an increase in other general and administrative expenses of $8,984 due to increased activity.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2016, loss from operations amounted to $229,658 as compared to a loss from operations of $79,304 for the three months ended March 31, 2015, an increase of $150,354 or 189.6%.

Other expenses.

Other expenses includes interest expense and a gain on derivative liability. For the three months ended March 31, 2016, total other expense amounted to $17,301 as compared to zero for the three months ended March 31, 2015. For the three months ended March 31, 2016, we incurred interest expense of $58,108, which includes $11,623 related to interest bearing debt, and amortization of debt issuance costs of $46,486. Additionally, the three months ended March 31, 2016, we recorded a gain on the change of fair value of derivative liability of $40,807.

Net loss.

As a result of the foregoing, for the three months ended March 31, 2016, net loss amounted to $246,959 or $(0.01) per common share, as compared to a net loss of $79,304 or $(0.01) per common share for the three months ended March 31, 2015, an increase of $167,655 or 211.4%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $318,415 and $66,769 of cash as of March 31, 2016 and working capital of $63,936 and $208,064 of cash as of December 31, 2015. The following table sets forth a summary of changes in our working capital from December 31, 2015 to March 31, 2016:

			December 31, 2015 to March 31, 2016
	March 31, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$523,794	$350,372	$173,422	49.5%
Total current liabilities	205,379	286,436	81,057	28.3%
Working capital:	$318,415	$63,936	$254,479	398.0%
18

The increase in working capital was primarily attributable to:

•	an increase in subscriptions receivable of $280,000,
•	an increase in accounts receivable of $14,758,
•	an increase in advances to supplier of $80,935,
•	an increase in convertible notes of $7,913,

Offset by:

•	a decrease in cash of $141,295 as discussed below,
•	a decrease in prepaid expenses of $60,976 related to the amortization of prepaid consulting fees, and
•	a decrease in accounts payable of $18,058,
•	a decrease in due to related party of $26,000, and,
•	a decrease in derivative liability of $46,245.

Net cash flow used in operating activities was $276,722 for the three months ended March 31, 2016 as compared to net cash used in operating activities of $43,658 for the three months ended March 31, 2015, an increase of $233,064.

•	Net cash flow used in operating activities for the three months ended March 31, 2016 primarily reflected a net loss of $246,959 and the add-back of non-cash items consisting of amortization of debt discount to interest expense of $46,486, stock-based compensation expense of $76,976, and a gain on derivative liability of $40,807, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $14,758, an increase in advances to supplier of $80,935, and a decrease in accounts payable of $18,058.

•	Net cash flow used in operating activities for the three months ended March 31, 2015 primarily reflected a net loss of $79,304 and the add-back of non-cash items consisting of stock-based compensation expense of $7,722, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $8,896, a decrease in prepaid expenses and other current assets of $10,800, a decrease in advances to supplier of $14,464, a decrease in accrued expenses of $6,944 and an increase in advances from customers of $18,314.

Net cash provided by financing activities was $135,427 for the three months ended March 31, 2016 as compared to net cash provided by financing activities $5,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received net proceeds from the sale of common stock of $200,000 and we repaid related party advances of $26,000 and repaid convertible debt of $38,573. During the three months ended March 31, 2015, we received net proceeds from the sale of common stock of $5,000.

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

Recent Financings

On December 28, 2015, we entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by our common stock, bears interest computed at a rate of interest, which is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid.

The Lender is entitled, at their option, at any time after the eighth monthly anniversary of this Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock. The conversion price shall equal $0.50 per share (the "Fixed Conversion Price") provided, however that from and after the occurrence of any event of default, as defined, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 50% multiplied by the lowest sales price of the common stock in a public market during the ten consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion. In connection with the issuance of this Convertible Note, we determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by us or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. Additionally, in connection with this Convertible Note, we paid Lender debt issuance costs of $10,000 and issued 50,000 shares of its common stock. These common shares were valued at $0.225 per share based on recent sales of our stock and we recorded a debt discount of $10,725, which is the relative fair value of such shares.

During the three months ended March 31, 2016, we repaid principal of $38,573 of this Convertible Note and subsequent to March 31, 2016, we repaid principal balance of the Convertible Note amounting to $93,071.

On February 3, 2016, we sold 1,200,000 shares of its common stock at $0.40 per share for cash of $200,000 and a subscription receivable of $280,000. We collected the $280,000 subsequent to March 31, 2016.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

The following tables summarize our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes payable	$211,427	$211,427	$-	$-	$-
Operating lease	16,477	16,477	-	-	-
Total	$227,904	$227,904	$-	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us.

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock and has no liquidation preference value. The Series A Preferred Stock was issued to ensure perpetual control of at least 51% is provided to the holder of the Series A Preferred Stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) 50. In the event that the votes by the holders of the Series A Preferred Stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then regardless of the provisions of this paragraph, in any such case, the votes cast by a majority of the holders of the Series A Preferred Stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting and the Company may state that any such action approved by at least a majority of the holders of the Series A Preferred Stock was had by majority vote of the holders of all classes of the Company’s capital stock.

On February 19, 2016, we issued 1,000,000 shares of Series A Preferred Stock to our chief executive officer. In connection with the issuance of Series A preferred shares, we recorded a nominal amount of stock-based compensation of $1,000 since the shares had no economic value, on the date of the issuance of such shares, the Company’s chief executive officer was the majority owner of the our common shares, and the value of such voting rights were not readily and objectively measurable

Common stock issued for services

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

These shares were issued in a private transaction to one consultant in reliance on Rule 506 of Regulation D promulgated under the Securities Act.

Common stock issued for cash

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

The shares were issued in a private transaction to two foreign investors in reliance on Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended. The shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Petrone Worldwide, Inc. (Registrant)

Date: September 30, 2016	/s/ Victor Petrone
Victor Petrone
Chief Executive Officer and President
(principal executive officer)

Date: September 30, 2016	/s/ Victor Petrone
Victor Petrone Chief Financial Officer (principal financial officer and principal accounting officer)

