Form 10-Q
period 2016-06-30
PETRONE WORLDWIDE, INC.
filed 2016-09-30
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

☑Yes ☐ No

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Petrone Worldwide, Inc. for the period ended June 30, 2016 reflects restated financials statements and other information as reported on the Quarterly Report of Petrone Worldwide, Inc. for the period ended June 30, 2015 originally filed on August 14, 2015 (the “Original Report”). In the Original Filing, we did not properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period.

Please see Note 8 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q which further describes the effect of these restatements

2

PETRONE WORLDWIDE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$46,788	$208,064
Accounts receivable	16,977	—
Prepaid expenses and other current assets	29,897	131,046
Advances to supplier	109,134	11,262

Total Current Assets	202,796	350,372

TOTAL ASSETS	$202,796	$350,372

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable, net	$90,514	$129,187
Accounts payable	9,729	45,174
Accrued expenses	2,902	405
Due to related party	2,555	38,434
Derivative liability	4,950	73,236

Total Current Liabilities	110,650	286,436

Total Liabilities	110,650	286,436

Commitments (See Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,000	—
Common stock: $.001 par value, 100,000,000 shares authorized; 22,769,897 and 21,483,230 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	22,770	21,483
Additional paid-in capital	3,257,058	2,722,559
Accumulated deficit	(3,188,682)	(2,680,106)

Total Stockholders' Equity	92,146	63,936

Total Liabilities and Stockholders' Equity	$202,796	$350,372

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
REVENUES	$63,808	$574,596	$171,429	$1,349,090

COST OF REVENUES	58,626	488,375	133,896	1,242,904

GROSS PROFIT	5,182	86,221	37,533	106,186

OPERATING EXPENSES:
Compensation and related benefits	32,000	2,600	33,000	12,600
Consulting fees	64,574	28,526	144,340	36,248
Professional fees	33,388	21,524	98,804	29,709
Rent expense	13,059	13,504	35,216	48,623
General and administrative expenses	50,946	29,941	144,616	68,184

Total Operating Expenses	193,967	96,095	455,976	195,364

LOSS FROM OPERATIONS	(188,785)	(9,874)	(418,443)	(89,178)

OTHER EXPENSES:
Interest expenses	(87,525)	(47)	(145,633)	(47)
Gain on derivative liability	14,693	—	55,500	—

Total Other Expense	(72,832)	(47)	(90,133)	(47)

NET LOSS	$(261,617)	$(9,921)	$(508,576)	$(89,225)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,733,853	15,643,535	22,485,739	15,459,938

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(508,576)	$(89,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount to interest expense	92,971	—
Stock-based compensation	117,149	36,248
Gain on derivative liability	(55,500)	—
Stock-based interest expense for debt modification	28,000	—
Change in operating assets and liabilities:
Accounts receivable	(16,977)	(594)
Prepaid expenses and other current assets	—	8,262
Advances to supplier	(97,872)	(9,764)
Accounts payable	(35,445)	(1,105)
Accrued expenses	2,497	(9,813)
Advances from customers	—	6,568

NET CASH USED IN OPERATING ACTIVITIES	(473,753)	(59,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(35,879)	(983)
Repayment of convertible debt	(131,644)	—
Proceeds from sale of common stock	480,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	312,477	4,017

NET DECREASE IN CASH	(161,276)	(55,406)

CASH, beginning of period	208,064	77,827

CASH, end of period	$46,788	$22,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$50,122	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$12,786	$—
Unearned common stock issued for services	$—	$108,000
Exchange of related party advances for accounts payable	$—	$800

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2016, the Company had a net loss of $508,576 and net cash used in operations of $473,753. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $3,188,682, $92,146 and $92,146, respectively, at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2016 and 2015 include estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

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

Level 3- Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

	At June 30, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$4,950	—	—	$73,236

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liability
Balance at December 31, 2015	$73,236
Reclassification of derivative liability to equity	(12,786)
Change in fair value included in net loss	(55,500)
Balance at June 30, 2016	$4,950

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
JUNE 30, 2016

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

Shipping and handling costs

For the six months ended June 30, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $27,750 and $126,018, respectively. Shipping and handling costs charged to customers are included in sales.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. The Company did not record such interest or penalties for the six months ended June 30, 2016 and 2015.

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

	June 30, 2016	June 30, 2015
Convertible notes	449,523	30,612

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 3 – CONVERTIBLE NOTES

In 2013 and on July 1, 2014, the Company entered into two convertible promissory note agreements with individuals in the amount of $20,000 and $10,000, respectively. The notes were non-interest bearing, unsecured and were due on demand. The notes are convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock. At June 30, 2016, one note remains due in the principal amount of $20,000.

On December 28, 2015, the Company entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by the Company’s common stock, bears interest computed at a rate of interest that is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. During the six months ended June 30, 2016, the Company repaid Convertible Note principal of $131,644.

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

At June 30, 2016, and December 31, 2015, the fair value of the derivative liabilities was estimated using the Black-scholes option-pricing model with the following assumptions:

	June 30, 2016	December 31, 2015
Dividend rate	0	0
Term (in years)	0.41 to 0.125 years	0.67 years
Volatility	100.0%	100.0%
Risk-free interest rate	0.26% to 0.39%	0.66%

For the six months ended June 30, 2016 and 2015, amortization of debt discounts related to this convertible note amounted to $92,971 and $0, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations, respectively.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 3 – CONVERTIBLE NOTES (continued)

At June 30, 2016 and December 31, 2015, convertible promissory notes consisted of the following:

	June 30, 2016	December 31, 2015
Principal amount	$118,356	$250,000
Less: unamortized debt discount	(27,842)	(120,813)
Convertible notes payable, net	$90,514	$129,187

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the six months ended June 30, 2016 and 2015, due to related party activity consisted of the following:

	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Balance due to related party at beginning of period	$38,434	$8,051
Working capital advances received	—	800
Repayments made and conversions	(35,879)	(983)
Balance due to related party at end of period	$2,555	$7,868

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

On February 19, 2016, the Company issued 1,000,000 shares of Series A Preferred Stock to its chief executive officer. In connection with the issuance of Series A preferred shares, the Company recorded a nominal amount of stock-based compensation of $1,000 since the shares had no economic value, on the date of the issuance of such shares, the Company’s chief executive officer was the majority owner of the Company’s common shares, and the value of such voting rights were not readily and objectively measurable .

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Additionally, for the six months ended June 30, 2016 and 2015, amortization of prepaid stock-based consulting fees amounted to $117,149 and $36,248, respectively.

Common shares issued in connection with debt addendum

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

Common stock issued for cash

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per common share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

NOTE 6 – COMMITMENTS

International distribution agreement

On February 28, 2014, the Company entered into an International Distribution Agreement (the “International Distribution Agreement”) with its major supplier. Through June 30, 2016, the Company has complied with its minimum purchase commitments. Future minimum purchase amounts under the International Distribution Agreement at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$1,000,000
2017	1,500,000
2018	2,500,000
Total minimum purchase amounts	$5,000,000

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2016 and December 31, 2015. The Company has not experienced any losses in such accounts through June 30, 2016.

Geographic concentrations of sales

For the six months ended June 30, 2016 and 2015, substantially all of the Company’s revenues was to customers located outside the United States. No other geographical area accounted for more than 10% of total sales during the six months ended June 30, 2016 and 2015.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 7 – CONCENTRATIONS (continued)

Customer concentrations

For the six months ended June 30, 2016, three customers accounted for approximately 46.2% of total sales (10.2%, 10.5% and 25.5%, respectively). For the six months ended June 30, 2015, five customers accounted for approximately 88.9% of total sales (22.9%, 14.3%, 23.0%, 13.8% and 14.9%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the six months ended June 30, 2016 and 2015, the Company purchased all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 8 – RESTATEMENT OF 2015 PERIODS

The Company’s unaudited consolidated financial statements have been restated for the three and six months ended June 30, 2015 to properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period. The effect of correcting these errors in the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2015 are shown in the table as follows:

Consolidated Statement of operations	For the Six Months Ended June 30, 2015 (Unaudited)
	As previously reported	Adjustments to Restate	As Restated
Revenues	$1,341,890	$7,200	$1,349,090
Cost of revenues	1,185,340	57,564	1,242,904
Gross profit	156,550	(50,364)	106,186
Operating expenses	217,711	(22,347)	195,364
Loss from operations	(61,161)	(28,017)	(89,178)
Other expenses	—	(47)	(47)
Net loss	$(61,161)	$(28,064)	$(89,225)
Net loss per common share	$(0.00)	$(0.00)	$(0.01)

Consolidated Statement of operations	For the Three Months Ended June 30, 2015 (Unaudited)
	As previously reported	Adjustments to Restate	As Restated
Revenues	$557,348	$17,248	$574,596
Cost of revenues	469,489	18,886	488,375
Gross profit	87,859	(1,638)	86,221
Operating expenses	105,600	(9,505)	96,095
Loss from operations	(17,741)	7,867	(9,874)
Other expenses	—	(47)	(47)
Net loss	$(17,741)	$7,820	$(9,921)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)

NOTE 9 - SUBSEQUENT EVENTS

On August 26, 2016, the Company entered into an agreement for the addendum of the Convertible Note (see Note 3) which waived all rights to enforce any event of default, which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with this agreement, the Company issued 130,000 shares of common stock and paid a cash penalty of $5,000. These shares were valued on the date of grant at $0.40 per share or $52,000 based on recent sales of the Company’s common stock.

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

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues.

For the three months ended June 30, 2016, total revenues amounted to $63,808 as compared to $574,596 for the three months ended June 30, 2015, a decrease of $510,788 or 88.9%. For the six months ended June 30, 2016, total revenues amounted to $171,429 as compared to $1,349,090 for the six months ended June 30, 2015, a decrease of $1,177,661 or 87.3%. We began selling products consisting of tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories in January 2015. For the three and six months ended June 30, 2016 and 2015, total revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Revenues:
Products	$50,619	$567,763	$150,069	$1,248,416
Shipping	13,189	6,833	21,360	100,674
Total revenues	$63,808	$574,596	$171,429	$1,349,090

During the six months ended June 30, 2015, we generated significant revenues from five customers that accounted for approximately 88.9% of total revenues (22.9%, 14.3%, 23.0%, 13.8% and 14.9%, respectively). During the six months ended June 30, 2016, three customers accounted for approximately 46.2% of total sales (10.2%, 10.5% and 25.5%, respectively). We did not have such large orders during the six months ended June 30, 2016.

Cost of revenues.

Cost of revenues includes cost of product and shipping and handling costs. For the three months ended June 30, 2016, cost of revenues amounted to $58,626 as compared to $488,375 for the three months ended June 30, 2015, a decrease of $429,749 or 88.0%. For the six months ended June 30, 2016, cost of revenues amounted to $133,896 as compared to $1,242,904 for the six months ended June 30, 2015, a decrease of $1,109,008 or 89.2%. For the three and six months ended June 30, 2016 and 2015, total cost of revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Cost of revenues:
Products	$45,460	$482,188	$106,146	$1,116,886
Shipping	13,166	6,187	27,750	126,018
Total cost of revenues	$58,626	$488,375	$133,896	$1,242,904

Gross profit and gross margin.

For the three months ended June 30, 2016, gross profit amounted to $5,182 or 8.1% as compared to $86,221 or 15.0% for the three months ended June 30, 2015. For the six months ended June 30, 2016, gross profit amounted to $37,533 or 21.9% as compared to $106,186 or 7.9% for the six months ended June 30, 2015. For the six months ended June 30, 2016, the increase in gross margin percentage was attributable to an increase in operational and pricing efficiencies. Gross margin percentages can fluctuate from period to periods depending on the mix of product sold. We expect gross profits to increase in future periods as revenues increase and as we develop additional operational and pricing efficiencies.

Operating expenses.

For the three months ended June 30, 2016, operating expenses amounted to $193,967 as compared to $96,095 for the three months ended June 30, 2015, an increase of $97,872 or 101.8%. For the six months ended June 30, 2016, operating expenses amounted to $455,976 as compared to $195,364 for the six months ended June 30, 2015, an increase of $260,612 or 133.4%.

For the three and six months ended June 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Compensation and related benefits	$32,000	$2,600	$33,000	$12,600
Consulting fees	64,574	28,526	144,340	36,248
Professional fees	33,388	21,524	98,804	29,709
Rent expense	13,059	13,504	35,216	48,623
General and administrative expenses	50,946	29,941	144,616	68,184
Total operating expenses	$193,967	$96,095	$455,976	$195,364

•	For the three and six months ended June 30, 2016, compensation and related benefit expensed increased by $29,400 or 1,130.8%, and $20,400 or 161.9% as compared to the three and six months ended June 30, 2015. The increase was attributable to an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the three and six months ended June 30, 2016, consulting fees increased by $36,048 or 126.4%, and $108,092 or 298.2%, as compared to the three and six months ended June 30, 2015, respectively. Consulting fees consists of stock-based consulting fees for business development services. The increases were attributable to the amortization of prepaid consulting fees during the 2016 period for stock issued in 2015.

•	For the three and six months ended June 30, 2016, professional fees increased by $11,864 or 55.1%, and $69,095 or 232.6% as compared to the three and six months ended June 30, 2015, respectively. These increases were attributable to an increase in accounting fees of $12,025 and $55,025 related to the re-audit of our 2015 and 2014 financial statements and to the hiring of additional accounting assistance, an increase in legal fees of $125 and $11,790, and an (decrease) increase in other professional fees $(286) and $2,280, respectively.

•	For the three and six months ended June 30, 2016, rent expense fees decreased by $445 or 3.3%, and $13,407 or 27.6%, as compared to the three and six months ended June 30, 2015, respectively. These decreases was attributable to a decrease in rent incurred for warehouse expenses of $0 and $25,800, offset by an (decrease) increase in rent expense for office space located in the United Kingdom and United States of $(445) and $12,393, respectively.

•	For the three and six months ended June 30, 2016, general and administrative expenses increased by $21,005 or 70.1%, and $76,432 or 112.1% as compared to the three and six months ended June 30, 2015, respectively. These increases were primarily attributable to an increase in computer and internet expense of $3,574 and $46,012 incurred for the upgrade of the our website and logistics capabilities, an increase in travel expenses of $23,956 and $28,260, and a (decrease) increase in other general and administrative expenses of $(6,525) and $2,160, respectively.

Loss from operations.

Because of the factors described above, for the three months ended June 30, 2016, loss from operations amounted to $188,785 as compared to a loss from operations of $9,874 for the three months ended June 30, 2015, an increase of $178,911 or 1,811.9% and for the six months ended June 30, 2016, loss from operations amounted to $418,443 as compared to a loss from operations of $89,178 for the six months ended June 30, 2015, an increase of $329,265 or 369.2%.

Other expenses.

Other expenses includes interest expense and a gain on derivative liability. For the three months ended June 30, 2016, total other expense amounted to $72,832 as compared to $47 for the three months ended June 30, 2015, an increase of $72,785. For the six months ended June 30, 2016, total other expense amounted to $90,133 as compared to $47 for the six months ended June 30, 2015, an increase of $90,086. For the three and six months ended June 30, 2016, we incurred interest expense of $87,525 and $145,633, respectively, which includes $41,040 and $52,662, respectively, related to interest bearing debt, and amortization of debt issuance costs of $46,485 and $92,971, respectively. Additionally, the three and six months ended June 30, 2016, we recorded a gain on the change of fair value of derivative liability of $14,693 and $55,500, respectively.

Net loss.

As a result of the foregoing, for the three months ended June 30, 2016, net loss amounted to $261,617 or $(0.01) per common share as compared to a net loss of $9,921 or $(0.00) per common share for the three months ended June 30, 2015, an increase of $251,696, and for the six months ended June 30, 2016, net loss amounted to $508,576 or $(0.02) per common share as compared to a net loss of $89,225 or $(0.01) per common share for the six months ended June 30, 2015, an increase of $419,351.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $92,146 and $46,788 of cash as of June 30, 2016 and working capital of $63,936 and $208,064 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to June 30, 2016:

			December 31, 2015 to June 30, 2016
	June 30, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$202,796	$350,372	$(147,576)	(42.1)%
Total current liabilities	110,650	286,436	175,786	61.4%
Working capital:	$92,146	$63,936	$28,210	44.1%

The increase in working capital was primarily attributable to:

•	an increase in accounts receivable of $16,977,
•	an increase in advances to supplier of $97,872,
•	an increase in accrued expenses of $2,497.

Offset by:

•	a decrease in cash of $161,276 as discussed below,
•	a decrease in prepaid expenses of $117,149 related to the amortization of prepaid consulting fees, and,
•	a decrease in convertible notes of $38,673,
•	a decrease in accounts payable of $35,445,
•	a decrease in due to related party of $35,879, and,
•	a decrease in derivative liability of $68,286.

Net cash flow used in operating activities was $473,753 for the six months ended June 30, 2016 as compared to net cash used in operating activities of $59,423 for the six months ended June 30, 2015, an increase of $414,330.

•	Net cash flow used in operating activities for the six months ended June 30, 2016 primarily reflected a net loss of $508,576 and the add-back of non-cash items consisting of amortization of debt discount to interest expense of $92,971, stock-based compensation expense of $117,149, stock-based interest expense for debt addendum of $28,000, and a gain on derivative liability of $55,500, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $16,977, an increase in advances to supplier of $97,872, and a decrease in accounts payable of $35,445.

•	Net cash flow used in operating activities for the six months ended June 30, 2015 primarily reflected a net loss of $89,225 and the add-back of non-cash items consisting of stock-based compensation expense of $36,248, and net changes in operating assets and liabilities of $6,446.

Net cash provided by financing activities was $312,477 for the six months ended June 30, 2016 as compared to net cash provided by financing activities $4,017 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received net proceeds from the sale of common stock of $480,000 and we repaid related party advances of $35,879 and repaid convertible debt of $131,644. During the six months ended June 30, 2015, we received net proceeds from the sale of common stock of $5,000 and we paid related party advances of $983.

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

Recent Financings

On December 28, 2015, we entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by our common stock, bears interest computed at a rate of interest, which is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. During the six months ended June 30, 2016, we repaid Convertible Note principal of $131,644.

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

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per common share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into, as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if we had paid cash for such service.

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

The following tables summarize our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes payable	$118,356	$118,356	$-	$-	$-
Operating lease	10,945	10,945	-	-	-
Total	$129,301	$129,301	$-	$-	$-

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2016 and June 6, 2016, we entered into agreements for the addendum of the Convertible Note with Firstfire Global Opportunities Fund LLC (see Note 3) which waived all rights to enforce any event of default, which may have been triggered by our failure to file it reports with the SEC. In connection with these agreements, we issued 30,000 and 40,000 shares of common stock, respectively, for an aggregate of 70,000 shares of common stock. These shares were valued on the date of grant at $0.40 per share or $28,000 based on recent sales of our common stock.

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

