Form 10-Q
period 2016-09-30
PETRONE WORLDWIDE, INC.
filed 2016-11-18
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

☐Yes ☑ No

As of November 18, 2016, the registrant had 23,609,897 shares of common stock, par value $.001 per share, issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Petrone Worldwide, Inc. for the period ended September 30, 2016 reflects restated financials statements and other information as reported on the Quarterly Report of Petrone Worldwide, Inc. for the period ended September 30, 2015 originally filed on November 16, 2015 (the “Original Report”). In the Original Filing, we did not properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period.

Please see Note 9 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q which further describes the effect of these restatements

2

PETRONE WORLDWIDE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$13,195	$208,064
Accounts receivable	66,826	—
Prepaid expenses and other current assets	30,598	131,046
Advances to supplier	137,365	11,262

Total Current Assets	247,984	350,372

TOTAL ASSETS	$247,984	$350,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible notes payable, net	$87,834	$129,187
Loans payable	53,544	—
Accounts payable	74,959	45,174
Accrued expenses	7,243	405
Advances from customers	9,539	—
Due to related party	34,054	38,434
Derivative liability	2,093	73,236

Total Current Liabilities	269,266	286,436

Total Liabilities	269,266	286,436

Commitments (See Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 and
0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,000	—
Common stock: $.001 par value, 100,000,000 shares authorized; 22,959,897 and 21,483,230 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	22,960	21,483
Additional paid-in capital	3,333,810	2,722,559
Accumulated deficit	(3,379,052)	(2,680,106)

Total Stockholders' Equity (Deficit)	(21,282)	63,936

Total Liabilities and Stockholders' Equity (Deficit)	$247,984	$350,372

See accompanying notes to unaudited consolidated financial statements.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
REVENUES:
Product segment	$35,422	$24,457	$206,851	$1,373,547
Logistic services segment	50,708	—	50,708	—

Total Revenues	86,130	24,457	257,559	1,373,547

COST OF REVENUES:
Product segment	28,217	22,934	162,113	1,265,838
Logistic services segment	33,830	—	33,830	—

Total Cost of Revenues	62,047	22,934	195,943	1,265,838

GROSS PROFIT	24,083	1,523	61,616	107,709

OPERATING EXPENSES:
Compensation and related benefits	15,000	—	48,000	12,600
Consulting fees	23,298	66,393	167,638	102,641
Professional fees	47,821	10,973	146,625	40,682
Rent expense	7,753	14,295	42,969	62,918
General and administrative expenses	31,850	24,732	176,466	92,916

Total Operating Expenses	125,722	116,393	581,698	311,757

LOSS FROM OPERATIONS	(101,639)	(114,870)	(520,082)	(204,048)

OTHER EXPENSES:
Interest expenses	(90,646)	(58)	(236,279)	(105)
Gain on derivative liability	1,915	—	57,415	—

Total Other Expense	(88,731)	(58)	(178,864)	(105)

NET LOSS	$(190,370)	$(114,928)	$(698,946)	$(204,153)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,830,441	16,014,085	22,601,478	15,646,684

 See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(698,946)	$(204,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount to interest expense	120,813	—
Stock-based compensation	140,448	105,179
Gain on derivative liability	(57,415)	—
Stock-based interest expense for debt modification	80,000	—
Change in operating assets and liabilities:
Accounts receivable	(66,826)	(812)
Prepaid expenses and other current assets	—	5,724
Advances to supplier	(126,103)	12,782
Accounts payable	29,785	(685)
Accrued expenses	6,838	(6,288)
Advances from customers	9,539	9,654

NET CASH USED IN OPERATING ACTIVITIES	(561,867)	(78,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	38,000	—
Repayment of related party advances	(42,380)	(983)
Repayment of convertible debt	(162,166)	—
Proceeds from loans payable	55,000	—
Repayment of loans payable	(1,456)	—
Proceeds from sale of common stock	480,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	366,998	4,017

NET DECREASE IN CASH	(194,869)	(74,582)

CASH, beginning of period	208,064	77,827

CASH, end of period	$13,195	$3,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$35,466	$105
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$13,728	$—

Common stock issued for future services and reflected in prepaid expenses	$24,000	$164,250
Exchange of related party advances for accounts payable	$—	$800

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

The Company is in the hospitality industry and is a supplier of tabletop kitchenware and hotel room products thru an exclusive licensing agreement with a leading supplier. Additionally, in August 2016, the Company began providing logistic services to one customer.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements include the financial statements of its wholly-owned subsidiary, Petrone Food Works, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2016, the Company had a net loss of $698,946 and net cash used in operations of $561,867. Additionally, the Company had an accumulated deficit, stockholders’ deficit and a working capital deficit of $3,379,052, $21,282 and $21,282, respectively, at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2016 and 2015 include estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At September 30, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$2,093	—	—	$73,236

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liability
Balance at December 31, 2015	$73,236
Reclassification of derivative liability to equity	(13,728)
Change in fair value included in net loss	(57,415)
Balance at September 30, 2016	$2,093

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
SEPTEMBER 30, 2016

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. For product sale, the Company’s standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue. For logistics services performed, the Company recognizes revenue upon performance and completion of services rendered.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, and shipping and handling costs incurred.

Shipping and handling costs

For the nine months ended September 30, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $33,569 and $127,785, respectively. Shipping and handling costs charged to customers are included in sales.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. The Company did not record such interest or penalties for the nine months ended September 30, 2016 and 2015.

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

	September 30, 2016	September 30, 2015
Convertible notes	207,097	230,769

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the sale and distribution of products to the hospitality industry segment, and (ii) logistics services segment.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued its new stock compensation guidance in ASU No. 2016-09 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The result of adopting this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows

NOTE 3 – CONVERTIBLE NOTES

In 2013 and on July 1, 2014, the Company entered into two convertible promissory note agreements with individuals in the amount of $20,000 and $10,000, respectively. The notes were non-interest bearing, unsecured and were due on demand. The notes are convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock. At September 30, 2016, one note remains due in the principal amount of $20,000.

On December 28, 2015, the Company entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by the Company’s common stock, bears interest computed at a rate of interest that is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. During the nine months ended September 30, 2016, the Company repaid Convertible Note principal of $162,166.

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

During the nine months ended September 30, 2016, the Company entered into agreements for the addendum of the Convertible Note which waived all rights to enforce any event of default, which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with these agreements, the Company issued an aggregate of 200,000 shares of common stock that were valued on the date of grant at $0.40 per share or $80,000 based on recent sales of the Company’s common stock and paid cash penalties of $10,000. The value of these shares and the cash penalties paid have been included in interest expense on the accompanying consolidated statement of operations.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 3 – CONVERTIBLE NOTES (continued)

For the nine months ended September 30, 2016 and 2015, amortization of debt discounts related to this convertible note amounted to $120,813 and $0, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations, respectively.

At September 30, 2016, and December 31, 2015, the fair value of the derivative liabilities was estimated using the Black-scholes option-pricing model with the following assumptions:

	September 30, 2016	December 31, 2015
Dividend rate	0	0
Term (in years)	0.41 to 0.08 years	0.67 years
Volatility	100.0%	100.0%
Risk-free interest rate	0.20% to 0.39%	0.66%

At September 30, 2016 and December 31, 2015, convertible promissory notes consisted of the following:

	September 30, 2016	December 31, 2015
Principal amount	$87,834	$250,000
Less: unamortized debt discount	—	(120,813)
Convertible notes payable, net	$87,834	$129,187

NOTE 4 – LOANS PAYABLE

On September 23, 2016, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, the Company borrowed $20,000. The Company is required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. At September 30, 2016, amounts due under the EBF Loan amounted to $19,054.

On September 26, 2016, the Company entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, the Company borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $825. The Company is required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. At September 30, 2016, amounts due under the On Deck Loan amounted to $34,490.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the nine months ended September 30, 2016 and 2015, due to related party activity consisted of the following:

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Balance due to related party at beginning of period	$38,434	$8,051
Working capital advances received	38,000	800
Repayments made and conversions	(42,380)	(983)
Balance due to related party at end of period	$34,054	$7,868

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On February 19, 2016, the Company issued 1,000,000 shares of Series A Preferred Stock to its chief executive officer. In connection with the issuance of Series A preferred shares, the Company recorded a nominal amount of stock-based compensation of $1,000 since the shares had no economic value, on the date of the issuance of such shares, the Company’s chief executive officer was the majority owner of the Company’s common shares, and the value of such voting rights were not readily and objectively measurable.

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

On September 13, 2016, pursuant to a one-year consulting agreement, the Company issued 60,000 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued on the date of grant at $0.40 per share or $24,000 based on recent sales of the Company’s common stock. In connection with this agreement, the Company recorded stock-based consulting fees, of $1,043 and a prepaid expense of $22,957 that will be amortized over the remaining one-year service period.,

Additionally, for the nine months ended September 30, 2016 and 2015, amortization of other prepaid stock-based consulting fees amounted to $123,405 and $105,179, respectively.

Common shares issued in connection with debt addendum

On April 20, 2016, June 6, 2016 and August 26, 2016, the Company entered into agreements for the addendum of the Convertible Note (see Note 3) which waived all rights to enforce any event of default, which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with these agreements, the Company issued of 30,000, 40,000 and 130,000 shares of common stock, respectively, for an aggregate of 200,000 shares of common stock. These shares were valued on the date of grant at $0.40 per share or $80,000 based on recent sales of the Company’s common stock.

Common stock issued for cash

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per common share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 7 – COMMITMENTS

International distribution agreement

On February 28, 2014, the Company entered into an International Distribution Agreement (the “International Distribution Agreement”) with its major supplier. Through September 30, 2016, the Company has complied with its minimum purchase commitments. Future minimum purchase amounts under the International Distribution Agreement at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$1,000,000
2017	1,500,000
2018	2,500,000
Total minimum purchase amounts	$5,000,000

NOTE 8 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2016 and December 31, 2015. The Company has not experienced any losses in such accounts through September 30, 2016.

Geographic concentrations of sales

For the nine months ended September 30, 2016 and 2015, substantially all of the Company’s revenues was to customers located outside the United States. No other geographical area accounted for more than 10% of total sales during the nine months ended September 30, 2016 and 2015.

Customer concentrations

For the nine months ended September 30, 2016, two customers accounted for approximately 38.7% of total sales (19.0% and 19.7%, respectively). These two customers consist of one customer from the Company’s product segment and its only customer in the logistics services segment, respectively. For the nine months ended September 30, 2015, five customers accounted for approximately 87.4% of total sales (22.5%, 14.1%, 22.7%, 13.5% and 14.6%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the nine months ended September 30, 2016 and 2015, the Company purchased all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 9 – RESTATEMENT OF 2015 PERIODS

The Company’s unaudited consolidated financial statements have been restated for the three and nine months ended September 30, 2015 to properly reflect certain transactions for revenues, costs of revenues and operating expenses in the proper period.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 9 – RESTATEMENT OF 2015 PERIODS (continued)

The effect of correcting these errors in the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2015 are shown in the table as follows:

Consolidated Statement of operations	For the Nine Months Ended September 30, 2015 (Unaudited)
	As previously reported	Adjustments to Restate	As Restated
Revenues	$1,437,117	$(63,570)	$1,373,547
Cost of revenues	1,224,575	41,263	1,265,838
Gross profit	212,542	(104,833)	107,709
Operating expenses	360,308	(48,551)	311,757
Loss from operations	(147,766)	(56,282)	(204,048)
Other expenses	—	(105)	(105)
Net loss	$(147,766)	$(56,387)	$(204,153)
Net loss per common share	$(0.01)	$(0.00)	$(0.01)

Consolidated Statement of operations	For the Three Months Ended September 30, 2015 (Unaudited)
	As previously reported	Adjustments to Restate	As Restated
Revenues	$95,227	$(70,770)	$24,457
Cost of revenues	39,235	(16,301)	22,934
Gross profit	55,992	(54,469)	1,523
Operating expenses	142,597	(26,204)	116,393
Loss from operations	(86,605)	(28,265)	(114,870)
Other expenses	—	(58)	(58)
Net loss	$(86,605)	$(28,323)	$(114,928)
Net loss per common share	$(0.01)	$(0.00)	$(0.01)

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products or services to be sold. The Company’s two reportable segments for the three and nine months ended September 30, 2016 were (i) the Product Segment and (ii) the Logistics Services Segment. For the three and nine months ended September 30, 2015, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

Segment operating profits or loss is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating income (loss). Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income (loss) from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 10 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Revenues:
Product segment	$35,422	$24,457	$206,851		$1,373,547
Logistics services segment	50,708	-	50,708		-
Total segment and consolidated revenues	86,130	24,457	257,559		1,373,547

Gross profit:
Product segment	7,205	1,523	44,738		107,709
Logistics services segment	16,878	-	16,878		-
Total segment and consolidated gross profit	24,083	1,523	61,616		107,709

Loss from operations
Product segment	$(70,696)	$(103,897)	$(390,335	) $	(163,366)
Logistics services segment	16,878	-	16,878		-
Total segment income (loss)	(53,818)	(103,897)	(373,457)		(163,366)
Unallocated costs	(47,821)	(10,973)	(146,625)		(40,682)
Total consolidated loss from operations	$(101,639)	$(114,870)	$(520,082	) $	(204,048)

	September 30, 2016	December 31, 2015
Total assets:
Product segment	$184,081	$350,372
Logistics services segment	50,708	—
Total segment and consolidated assets	$247,984	$350,372

NOTE 11 - SUBSEQUENT EVENTS

Equity Purchase Agreement and Registration Rights Agreement

On October 24, 2016 (the “Closing Date”), the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions thereof, the Buyer is committed to purchase shares of the Company’s common stock (the “Purchase Shares”) at an aggregate price of up to $5,000,000 (the “Total Commitment Amount”) over the course of its 24-month term. From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering the Purchase Shares (the “Registration Statement”) becomes effective, the Company may, in its sole discretion, provide the Buyer with a put notice (each a “Put Notice”) to purchase a specified number of the Purchase Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Purchase Agreement. Upon delivery of a Put Notice, the Company must deliver the Put Amount Requested as Deposit Withdrawal at Custodian (“DWAC”) shares to Buyer within two trading days.

The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the “Put Amount”) is to be determined by multiplying the Put Amount Requested by the applicable purchase price. The purchase price for each of the Purchase Shares equals 90% of the “Market Price,” which is defined as the lesser of the (i) lowest closing bid price of our common stock for any trading day during the ten (10) trading days immediately preceding the date of the respective Put Notice, or (ii) lowest closing bid price of the common stock for any trading day during the seven trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”). Within three trading days following the end of the Valuation Period, the Buyer will deliver the Put Amount to the Company via wire transfer.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 11 - SUBSEQUENT EVENTS (continued)

Equity Purchase Agreement and Registration Rights Agreement (continued)

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $15,000, and cannot exceed the lesser of (i) 200% of the average daily trading value of the common stock in the ten trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $100,000.

In order to deliver a Put Notice, certain conditions set forth in the Purchase Agreement must be met, as provided therein. In addition, the Company is prohibited from delivering a Put Notice if: (i) the sale of Purchase Shares pursuant to such Put Notice would cause the Company to issue and sell to Buyer, or Buyer to acquire or purchase,  a number of shares of the Company’s common stock that, when aggregated with all shares of common stock purchased by Buyer pursuant to all prior Put Notices issued under the Purchase Agreement, would exceed the Total Commitment Amount; or (ii) the sale of the Commitment Shares pursuant to the Put Notice would cause the Company to issue and sell to Buyer, or Buyer to acquire or purchase, an aggregate number of shares of common stock that would result in Buyer beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s common stock.

Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which the Buyer has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to the Company. In connection with the execution of the Purchase Agreement, the Company agreed to issue 650,000 shares of its common stock (the “Commitment Shares”) to Buyer or Buyer’s designee as a commitment fee.

On the Closing Date, and in connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Buyer whereby the Company is obligated to file the Registration Statement to register the resale of the Commitment Shares and Purchase Shares. Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within thirty calendar days from the Closing Date, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the Closing Date, and (iii) use its reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Commitment Shares and Purchase Shares have been sold thereunder or pursuant to Rule 144.

Securities Purchase Agreement and Debenture

On October 24, 2016 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Buyer, whereby Buyer agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued a convertible debenture to Buyer on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). The Buyer paid the portion of the Purchase Price associated with the First Debenture, consisting of $76,500 (minus the applicable fees under the SPA), to the Company in cash on October 26, 2016. Each convertible debenture issued pursuant to the SPA, coupled with the accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. Additionally, the Buyer has the right at any time to convert amounts owed under each convertible debenture into shares of the Company’s common stock at the closing price of the Common Stock on September 8, 2015. Each debenture shall contain representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The Buyer is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 11 - SUBSEQUENT EVENTS (continued)

Securities Purchase Agreement and Debenture (continued)

We may redeem each convertible debenture issued under the SPA, upon not more than two days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety days or less from the date of issuance of the respective convertible debenture, 105% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred twenty days from the date of issuance of the respective convertible debenture, 110% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred fifty days from the date of issuance of the respective convertible debenture, 120% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred eighty days from the date of issuance of the respective convertible debenture, 130% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if either (1) the respective convertible debenture is in default but the Buyer consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one days from the date of issuance of the respective convertible debenture, 140% of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the respective convertible debenture is redeemed and paid shall be referred to as the “Redemption Date” (and, in the case of multiple redemptions of less than the entire outstanding Principal Amount, each such date shall be a Redemption Date with respect to the corresponding redemption).

In connection with the issuance of this First Debenture, the Company determined that the terms of the First Debenture contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments will be accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date.

Other

On October 31, 2016, we repaid all remaining principal and interest of the Convertible Note with Firstfire Global Opportunities Fund LLC.

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

OVERVIEW

We are an exclusive importer/exporter and distributor of commercial grade tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories for the Asian and the European marketplaces. Thru an exclusive licensing agreement with a leading supplier, our exclusive brands include Front of the House and Room 360 by FOH. Revenues and related costs of revenues expenses attributable to the sales of these products are included in our Product Segment.

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

On February 4, 2016 and effective March 15, 2016, we entered into a one-year Warehousing and Logistics Agreement (the “Warehousing Agreement”) with Dewan & Sons to undertake JIT (Just In Time) distribution to all Dewan & Sons customers in North America, which includes direct store delivery of Dewan & Sons’ products to retail store, thereby bypassing a retailer’s distribution center to increase inventory and reduce margins. Management believes that in light of increasing port delays, planning for safety stock has become a critical component to reducing fulfillment costs. We expect that our supply chain operational efficiency will bring optimum results with minimum budget expense for Dewan & Sons. We also believe that the further alliance with Dewan & Sons will allow for increased real-time communication with purchasing agents and reduction of minimum order quantities so that smaller, more frequent orders can be placed off-setting long term risks of holding too much inventory. Pursuant to the terms of the Warehousing Agreement, Dewan & Sons agreed to pay us a flat fee for devanning, palletizing, shrink wrapping, labeling and storage. In connection with this Warehousing Agreement, on March 8, 2016, we entered into a contract with Evolution Logistics Corp., a Miami based logistics company (“Evolution Logistics”), pursuant to which Evolution Logistics agreed to manage all of our transportation, warehousing and distribution from origin throughout the United States. Evolution Logistics is a freight forwarder company specializing in distribution to big box retailers, roll outs and expedites cargo. Management believes that it has state of the art operational platform with advanced technology that provides visibility from the purchase order level to the final distribution.

In August 2016, we began to generate revenues pursuant to the Warehousing Agreement and have begun to utilize the services of Evolution Logistics. Revenues and related costs of revenues expenses attributable to these logistic services are included in our Logistics Services Segment.

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

Comparison of Results of Operations for the Three and Nine months ended September 30, 2016 and 2015

Revenues.

For the three months ended September 30, 2016, total revenues amounted to $86,130 as compared to $24,457 for the three months ended September 30, 2015, an increase of $61,673 or 252.2%. For the nine months ended September 30, 2016, total revenues amounted to $257,559 as compared to $1,373,547 for the nine months ended September 30, 2015, a decrease of $1,115,988 or 81.2%. Revenues in our product segment consists of the sale of products including tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. In August 2016, we began providing logistics services to one customer. For the three and nine months ended September 30, 2016 and 2015, total revenues consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues - product segment:
Products	$28,931	$21,143	$179,000	$1,269,559
Shipping	6,491	3,314	27,851	103,988
Total revenues - product segment	35,422	24,457	206,851	1,373,547

Revenues – logistics services segment	50,708	—	50,708	—

Total consolidated revenues	$86,130	$24,457	$257,559	$1,373,547

During the nine months ended September 30, 2015, we generated significant revenues from five customers in our product segment that accounted for approximately 87.4% of total revenues (22.5%, 14.1%, 22.7%, 13.5% and 14.6%, respectively). During the nine months ended September 30, 2015, we did operate in our logistic services segment. During the nine months ended September 30, 2016, two customers accounted for approximately 38.7% of total revenues (19.0% from a customer in the product segment and 19.7%, from our only customer in the logistics services segment). The decrease in revenues in the product segment of $1,166,696 was attributable to a significant decline in larger orders that we had received in the 2015 period. We did not generate such large orders during the nine months ended September 30, 2016. The decrease in product segment revenue was offset by an increase in revenues from our logistics services segment that began operating in August 2016.

The increase in revenues during the three months ended September 30, 2016 as compared the same period in 2015 was primarily attributable to an increase in revenues generated from our logistics services segment.

Cost of revenues.

Cost of revenues in our product segment includes cost of products and shipping and handling costs. Cost of revenues in our logistics services segment includes cost of outsourced logistic services provided. For the three months ended September 30, 2016, cost of revenues amounted to $62,047 as compared to $22,934 for the three months ended September 30, 2015, an increase of $39,113 or 170.6%. For the nine months ended September 30, 2016, cost of revenues amounted to $195,943 as compared to $1,265,838 for the nine months ended September 30, 2015, a decrease of $1,069,895 or 84.5%. For the three and nine months ended September 30, 2016 and 2015, total cost of revenues consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenues - product segment:
Products	$22,398	$21,167	$128,544	$1,138,053
Shipping	5,819	1,767	33,569	127,785
Total cost of revenues - product segment	28,217	22,934	162,113	1,265,838

Cost of revenues – logistics services segment	33,830	—	33,830	—

Total consolidated cost of revenues	$62,047	$22,934	$195,943	$1,265,838

Gross profit and gross margin.

For the three months ended September 30, 2016, gross profit amounted to $24,083 or 28.0% as compared to $1,523 or 6.2% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, gross profit amounted to $61,616 or 23.9% as compared to $107,709 or 7.8% for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016 and 2015, gross profit by segment consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross profit - product segment:	$7,205	$1,523	$44,738	$107,709
Gross profit - logistics services segment	16,878	—	16,878	—

Total consolidated gross profit	$24,083	$1,523	$61,616	$107,709

For the three months ended September 30, 2016, the increase in gross profits was attributable to gross profits earned in our logistics services segment of $16,878 as compared to zero for the same period in 2015, and an increase in gross profits from our product segment attributable to an increase in sales of products and a decrease in shipping costs due to an increase in operational and pricing efficiencies.

For the nine months ended September 30, 2016, the decrease in gross profit was attributable to the decrease in revenues in our product segment as discussed above offset by an increase in gross profits from our logistics services segment.

Gross margin percentages can fluctuate from period to periods depending on the mix of product sold. We expect gross profits to increase in future periods as revenues increase as we develop our logistics services segment and implement operational and pricing efficiencies.

Operating expenses.

For the three months ended September 30, 2016, operating expenses amounted to $125,722 as compared to $116,393 for the three months ended September 30, 2015, an increase of $9,329 or 8.0%. For the nine months ended September 30, 2016, operating expenses amounted to $581,698 as compared to $311,757 for the nine months ended September 30, 2015, an increase of $269,941 or 154.9%.

For the three and nine months ended September 30, 2016 and 2015, operating expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Compensation and related benefits	$15,000	$—	$48,000	$12,600
Consulting fees	23,298	66,393	167,638	102,641
Professional fees	47,821	10,973	146,625	40,682
Rent expense	7,753	14,295	42,969	62,918
General and administrative expenses	31,850	24,732	176,466	92,916
Total operating expenses	$125,722	$116,393	$581,698	$311,757

•	For the three and nine months ended September 30, 2016, compensation and related benefit expensed increased by $15,000, and $35,400 or 281.0% as compared to the three and nine months ended September 30, 2015. The increase was attributable to an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.
•	For the three and nine months ended September 30, 2016, consulting fees (decreased) increased by $(43,095) or 64.9%, and $64,997 or 63.3%, as compared to the three and nine months ended September 30, 2015, respectively. Consulting fees consists of stock-based consulting fees for business development services. The (decrease) increases were attributable to the changes in the amortization of prepaid consulting fees during the 2016 period as compared to the 2015 period.
•	For the three and nine months ended September 30, 2016, professional fees increased by $36,848 or 335.8%, and $105,943 or 260.4% as compared to the three and nine months ended September 30, 2015, respectively. These increases were attributable to an increase in accounting fees of $18,500 and $73,525 related to the re-audit of our 2015 and 2014 financial statements and to the hiring of additional accounting assistance, an increase in legal fees of $16,293 and $28,083, and an increase in other professional fees $2,055 and $4,335, respectively.
•	For the three and nine months ended September 30, 2016, rent expense fees decreased by $6,542 or 45.8%, and $19,949 or 31.7%, as compared to the three and nine months ended September 30, 2015, respectively. These decreases was attributable to a decrease in rent incurred for warehouse expenses of $0 and $25,800, offset by an (decrease) increase in rent expense for office space located in the United Kingdom and United States of $(6,542) and $5,851, respectively.
•	For the three and nine months ended September 30, 2016, general and administrative expenses increased by $7,118 or 28.8%, and $83,550 or 89.9% as compared to the three and nine months ended September 30, 2015, respectively. These increases were primarily attributable to an increase in computer and internet expense of $0 and $46,012 incurred for the upgrade of the our website and logistics capabilities, an increase in travel expenses of $2,042 and $30,202, and a (decrease) increase in other general and administrative expenses of $5,076 and $7,336, respectively.

 Loss from operations.

Because of the factors described above, for the three months ended September 30, 2016, loss from operations amounted to $101,639 as compared to a loss from operations of $114,870 for the three months ended September 30, 2015, a decrease of $13,231 or 11.5% and for the nine months ended September 30, 2016, loss from operations amounted to $520,082 as compared to a loss from operations of $204,048 for the nine months ended September 30, 2015, an increase of $316,034 or 154.9%.

Other expenses.

Other expenses includes interest expense and a gain on derivative liability. For the three months ended September 30, 2016, total other expense amounted to $88,731 as compared to $58 for the three months ended September 30, 2015, an increase of $88,673. For the nine months ended September 30, 2016, total other expense amounted to $178,864 as compared to $105 for the nine months ended September 30, 2015, an increase of $178,759. For the three and nine months ended September 30, 2016, we incurred interest expense of $90,646 and $236,279, respectively, which includes $62,804 and $115,466, respectively, related to interest bearing debt and stock-based interest expense incurred due to issuance of common shares for debt modifications, and amortization of debt issuance costs of $27,842 and $120,813, respectively. Additionally, the three and nine months ended September 30, 2016, we recorded a gain on the change of fair value of derivative liability of $1,915 and $57,415, respectively.

 Net loss.

As a result of the foregoing, for the three months ended September 30, 2016, net loss amounted to $190,370 or $(0.01) per common share (basic and diluted) as compared to a net loss of $114,928 or $(0.01) per common share (basic and diluted) for the three months ended September 30, 2015, an increase of $75,442, and for the nine months ended September 30, 2016, net loss amounted to $698,946 or $(0.03) per common share (basic and diluted) as compared to a net loss of $204,153 or $(0.01) per common share (basic and diluted) for the nine months ended September 30, 2015, an increase of $494,793.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $21,282 and $13,195 of cash as of September 30, 2016 and working capital of $63,936 and $208,064 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to September 30, 2016:

			December 31, 2015 to September 30, 2016
	September 30, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit):
Total current assets	$247,984	$350,372	$(102,388)	(29.2)%
Total current liabilities	269,266	286,436	17,170	(6.0)%
Working capital (deficit):	$(21,282)	$63,936	$(85,218)	(133.3)%

The decrease in working capital was primarily attributable to:

•	a decrease in cash of $194,869 as discussed below,

•	a decrease in prepaid expenses of $100,448 related to the amortization of prepaid consulting fees,

•	an increase in loans payable of $53,544,

•	an increase in accounts payable of $29,785,

•	an increase in accrued expenses of $6,838, and,

•	an increase in advances from customers of $9,539,

Offset by:

•	an increase in accounts receivable of $66,826 related to amounts due from our logistics services customer,

•	an increase in advances to supplier of $126,103 to secure product for future orders,

•	a decrease in convertible notes of $41,353 due to repayments made,

•	a decrease in due to related party of $4,380, and,

•	a decrease in derivative liability of $71,143 due to a change in fair value and the reclassification of derivative liability to paid in capital upon repayment

Net cash flow used in operating activities was $561,867 for the nine months ended September 30, 2016 as compared to net cash used in operating activities of $78,599 for the nine months ended September 30, 2015, an increase of $483,268.

•	Net cash flow used in operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $698,946 adjusted for the add-back of non-cash items consisting of amortization of debt discount to interest expense of $120,813, stock-based compensation expense of $140,448, stock-based interest expense for debt addendum of $80,000, and a gain on derivative liability of $57,415, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $66,826, an increase in advances to supplier of $126,102, offset by an increase in accounts payable of $29,785.

•	Net cash flow used in operating activities for the nine months ended September 30, 2015 primarily reflected a net loss of $204,153 adjusted for the add-back of non-cash items consisting of stock-based compensation expense of $105,179, and net changes in operating assets and liabilities of $20,375.

Net cash provided by financing activities was $366,998 for the nine months ended September 30, 2016 as compared to net cash provided by financing activities $4,017 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received net proceeds from the sale of common stock of $480,000, we repaid net related party advances of $4,380 and repaid convertible debt of $162,166. During the nine months ended September 30, 2015, we received net proceeds from the sale of common stock of $5,000 and we paid related party advances of $983.

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

Recent Financings

On December 28, 2015, we entered into a secured convertible promissory note (the “Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by our common stock, bears interest computed at a rate of interest, which is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. During the nine months ended September 30, 2016, we repaid Convertible Note principal of $162,166 and on October 31, 2016, we repaid the remaining balance of this Convertible Note.

On February 3, 2016, the Company sold 1,200,000 shares of its common stock at $0.40 per common share for cash of $200,000 and a subscription receivable of $280,000. The subscription receivable of $280,000 was collected in April 2016.

On September 21, 2016, we entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, we borrowed $20,000 and received net proceeds of $20,000. We are required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from our bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by our assets and is personally guaranteed by our chief executive officer. At September 30, 2016, amounts due under the EBF Loan amounted to $19,054.

On September 23, 2016, we entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, we borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $825. We are required to repay the On Deck Loan by making 252 daily payments of $190.28 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from our bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by our chief executive officer. At September 30, 2016, amounts due under the On Deck Loan amounted to $34,490.

Securities Purchase Agreement and Debenture

On October 24, 2016 (the “Issuance Date”), we entered into a securities purchase agreement (the “SPA”) with Buyer, whereby Buyer agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued a convertible debenture to Buyer on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). The Buyer paid the portion of the Purchase Price associated with the First Debenture, consisting of $76,500 (minus the applicable fees under the SPA), to us in cash on October 26, 2016. Each convertible debenture issued pursuant to the SPA, coupled with the accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. Additionally, the Buyer has the right at any time to convert amounts owed under each convertible debenture into shares of our common stock at the closing price of the Common Stock on September 8, 2015. Each debenture shall contain representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The Buyer is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

We may redeem each convertible debenture issued under the SPA, upon not more than two days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety days or less from the date of issuance of the respective convertible debenture, 105% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred twenty days from the date of issuance of the respective convertible debenture, 110% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred fifty days from the date of issuance of the respective convertible debenture, 120% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred eighty days from the date of issuance of the respective convertible debenture, 130% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if either (1) the respective convertible debenture is in default but the Buyer consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one days from the date of issuance of the respective convertible debenture, 140% of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the respective convertible debenture is redeemed and paid shall be referred to as the “Redemption Date” (and, in the case of multiple redemptions of less than the entire outstanding Principal Amount, each such date shall be a Redemption Date with respect to the corresponding redemption).

Equity Purchase Agreement and Registration Rights Agreement

On October 24, 2016 (the “Closing Date”), we entered into an equity purchase agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions thereof, the Buyer is committed to purchase shares of the Company’s common stock (the “Purchase Shares”) at an aggregate price of up to $5,000,000 (the “Total Commitment Amount”) over the course of its 24-month term. From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering the Purchase Shares (the “Registration Statement”) becomes effective, the Company may, in its sole discretion, provide the Buyer with a put notice (each a “Put Notice”) to purchase a specified number of the Purchase Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Purchase Agreement. Upon delivery of a Put Notice, we must deliver the Put Amount Requested as Deposit Withdrawal at Custodian (“DWAC”) shares to Buyer within two trading days.

The actual amount of proceeds we receive pursuant to each Put Notice (each, the “Put Amount”) is to be determined by multiplying the Put Amount Requested by the applicable purchase price. The purchase price for each of the Purchase Shares equals 90% of the “Market Price,” which is defined as the lesser of the (i) lowest closing bid price of our common stock for any trading day during the ten trading days immediately preceding the date of the respective Put Notice, or (ii) lowest closing bid price of the common stock for any trading day during the seven trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”). Within three trading days following the end of the Valuation Period, the Buyer will deliver the Put Amount to us via wire transfer.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $15,000, and cannot exceed the lesser of (i) 200% of the average daily trading value of the common stock in the ten trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $100,000.

In order to deliver a Put Notice, certain conditions set forth in the Purchase Agreement must be met, as provided therein. In addition, the Company is prohibited from delivering a Put Notice if: (i) the sale of Purchase Shares pursuant to such Put Notice would cause the Company to issue and sell to Buyer, or Buyer to acquire or purchase,  a number of shares of the Company’s common stock that, when aggregated with all shares of common stock purchased by Buyer pursuant to all prior Put Notices issued under the Purchase Agreement, would exceed the Total Commitment Amount; or (ii) the sale of the Commitment Shares pursuant to the Put Notice would cause us to issue and sell to Buyer, or Buyer to acquire or purchase, an aggregate number of shares of common stock that would result in Buyer beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s common stock.

Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which the Buyer has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to us. In connection with the execution of the Purchase Agreement, we agreed to issue 650,000 shares of our common stock (the “Commitment Shares”) to Buyer or Buyer’s designee as a commitment fee.

On the Closing Date, and in connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Buyer whereby we are obligated to file the Registration Statement to register the resale of the Commitment Shares and Purchase Shares. Pursuant to the Registration Rights Agreement, we must (i) file the Registration Statement within thirty calendar days from the Closing Date, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the Closing Date, and (iii) use its reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Commitment Shares and Purchase Shares have been sold thereunder or pursuant to Rule 144.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, we recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. For product sale, the Company’s standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue. For logistics services performed, we recognize revenues upon performance and completion of services rendered.

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

The following tables summarize our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible notes payable	$87,834	$87,834	$—	$—	$—
Loans payable	53,544	53,544
Operating lease	5,470	5,470	—	—	—
Total	$146,848	$146,848	$—	$—	$—

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2016, June 6, 2016 and August 26, 2016, we entered into agreements for the addendum of the Convertible Note with Firstfire Global Opportunities Fund LLC (see Note 3) which waived all rights to enforce any event of default, which may have been triggered by our failure to file it reports with the SEC. In connection with these agreements, we issued 30,000, 40,000 and 130,000 shares of common stock, respectively, for an aggregate of 70,000 shares of common stock. These shares were valued on the date of grant at $0.40 per share or $80,000 based on recent sales of our common stock.

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

Petrone Worldwide, Inc. (Registrant)

Date: November 18, 2016	/s/ Victor Petrone
Victor Petrone
Chief Executive Officer and President
(principal executive officer)

Date: November 18, 2016	/s/ Victor Petrone
Victor Petrone Chief Financial Officer (principal financial officer and principal accounting officer)

