Form 10-K
period 2016-12-31
PETRONE WORLDWIDE, INC.
filed 2017-05-04
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
☐YES  ☑NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐YES  ☑NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐YES  ☑NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑YES   ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐YES  ☑NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter: $3,302,830 as of June 30, 2016.

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes __ No _x__

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 30,156,897 shares of common stock are outstanding as of May 4, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PETRONE WORDWIDE, INC.

FORM 10-K

December 31. 2016

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

We have been managing our cash needs through sales of our common stock for fulfillment (manufacturing, packaging and shipment), and hope that the cashflow through our sales will eliminate our need to sell stock and that future orders will be self-funding. Once our business becomes cashflow positive, we intend to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt either through issuance of equity in exchange for cancellation of debt obligations or the payment of debt obligations with cash. For a summary of our unregistered sales of securities, please see “Recent Financings” below.

Organization

On January 29, 2014 and effective March 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with Petrone Food Works, Inc. (“PFW”) and the shareholder of PFW. Pursuant to the Purchase Agreement, we acquired 100% of PFW’s issued and outstanding common stock from the PFW shareholder in exchange for the issuance of 11,760,542 shares of our common stock, representing 98.4% of the outstanding common stock, (the “Exchange”), after giving effect to a 1-for-500 reverse stock split (the “Reverse Stock Split”) which resulted in 195,607 common shares outstanding prior to the Exchange for liabilities of $30,000. Accordingly, the PFW shareholder became a shareholder of the Company and PFW became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholder of PFW obtained voting and management control of our Company. PFW is the acquirer for financial reporting purposes and we are the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of PFW and were recorded at the historical cost basis of PFW, and the consolidated financial statements after completion of the Exchange included the assets and liabilities of both the Company and PFW and our consolidated operations from the closing date of the Exchange. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and recapitalization. PFW was formed under the laws of the State of Nevada in October 2013.

On December 1, 2016, we amended our Articles of Incorporation to increase its authorized shares from 110,000,000 shares to 910,000,000 shares. The capital stock of the Corporation is divided into two classes: (1) Common Stock in the amount of 900,000,000 shares, having par value of $0.001 each, and (2) Preferred Stock in the amount of 10,000,000 shares, having par value of $0.001 each.

Recent Financings

Equity Purchase Agreement and Registration Rights Agreement

On October 24, 2016 (the “Closing Date”), we entered into an equity purchase agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), whereby, upon the terms and subject to the conditions thereof, Peak One is committed to purchase shares of our common stock (the “Purchase Shares”) at an aggregate price of up to $5,000,000 (the “Total Commitment Amount”) over the course of its 24-month term.

From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering the Purchase Shares (the “Registration Statement”) becomes effective, we may, in our sole discretion, provide Peak One with a put notice (each a “Put Notice”) to purchase a specified number of the Purchase Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Purchase Agreement. Upon delivery of a Put Notice, we must deliver the Put Amount Requested as Deposit Withdrawal at Custodian (“DWAC”) shares to Peak One within two (2) trading days.

The actual amount of proceeds we receive pursuant to each Put Notice (each, the “Put Amount”) is to be determined by multiplying the Put Amount Requested by the applicable purchase price. The purchase price for each of the Purchase Shares equals 90% of the “Market Price,” which is defined as the lesser of the (i) lowest closing bid price of our common stock for any trading day during the ten (10) trading days immediately preceding the date of the respective Put Notice, or (ii) lowest closing bid price of the common stock for any trading day during the seven (7) trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”). Within three (3) trading days following the end of the Valuation Period, Peak One will deliver the Put Amount to us via wire transfer.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $15,000, and cannot exceed the lesser of (i) 200% of the average daily trading value of the common stock in the ten (10) trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $100,000.

In order to deliver a Put Notice, certain conditions set forth in the Purchase Agreement must be met, as provided therein. In addition, we are prohibited from delivering a Put Notice if: (i) the sale of Purchase Shares pursuant to such Put Notice would cause us to issue and sell to Peak One, or Peak One to acquire or purchase,  a number of shares of our common stock that, when aggregated with all shares of common stock purchased by Buyer pursuant to all prior Put Notices issued under the Purchase Agreement, would exceed the Total Commitment Amount; or (ii) the sale of the Commitment Shares pursuant to the Put Notice would cause us to issue and sell to Buyer, or Buyer to acquire or purchase, an aggregate number of shares of common stock that would result in Buyer beneficially owning more than 4.99% of the issued and outstanding shares of our common stock.

Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which Peak One has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to the Company. In connection with the execution of the Purchase Agreement, we agreed to issue 650,000 shares of our common stock (the “Commitment Shares”) to Peak One or Peak One’s designee as a commitment fee.

On the Closing Date, and in connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Peak One whereby we are obligated to file the Registration Statement to register the resale of the Commitment Shares and Purchase Shares. Pursuant to the Registration Rights Agreement, we must (i) file the Registration Statement within thirty (30) calendar days from the Closing Date, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the Closing Date, and (iii) use its reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Commitment Shares and Purchase Shares have been sold thereunder or pursuant to Rule 144.

On February 6, 2017, we filed a registration statement on Form S-1 to register the resale of the underlying shares that Peak One may purchase. Peak One agreed to waive any claim that the Company was in breach of the Purchase Agreement due to filing the registration statement more than 30-days following the consummation of the transaction.

The foregoing descriptions of the Purchase Agreement and Registration Rights Agreement are qualified in their entirety by reference to such Purchase Agreement and Registration Rights Agreement, which are filed hereto as Exhibits 10.1 and 10.2, respectively, to our current report on Form 8-K filed with the SEC on October 28, 2016, and are incorporated herein by reference.

We claim an exemption from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, Buyer is an accredited investor, Buyer acquired the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Securities Purchase Agreement and Debenture

On October 24, 2016 (the “Issuance Date”), we entered into a securities purchase agreement (the “SPA”) with Buyer, whereby Buyer agreed to invest up to $346,500 (the “Purchase Price”) in our Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued a convertible debenture to Buyer on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). The Buyer paid the portion of the Purchase Price associated with the First Debenture, consisting of $76,500 (minus the applicable fees under the SPA), to us in cash on October 26, 2016. Each convertible debenture issued pursuant to the SPA, coupled with the accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. Additionally, the Buyer has the right at any time to convert amounts owed under each convertible debenture into shares of our common stock at the closing price of the Common Stock on September 8, 2015. Each debenture shall contain representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The Buyer is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of our common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty (180) days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty (180) days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then sixty five percent (65%) shall automatically adjust to sixty percent (60%)), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

We may redeem each convertible debenture issued under the SPA, upon not more than two (2) days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety (90) days or less from the date of issuance of the respective convertible debenture, One Hundred Five percent (105%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one (91) days from the date of issuance of the respective convertible debenture and less than or equal to one hundred twenty (120) days from the date of issuance of the respective convertible debenture, One Hundred Ten percent (110%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one (121) days from the date of issuance of the respective convertible debenture and less than or equal to one hundred fifty (150) days from the date of issuance of the respective convertible debenture, One Hundred Twenty percent (120%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one (151) days from the date of issuance of the respective convertible debenture and less than or equal to one hundred eighty (180) days from the date of issuance of the respective convertible debenture, One Hundred Thirty percent (130%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if either (1) the respective convertible debenture is in default but the Buyer consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one (181) days from the date of issuance of the respective convertible debenture, One Hundred Forty percent (140%) of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the respective convertible debenture is redeemed and paid shall be referred to as the “Redemption Date” (and, in the case of multiple redemptions of less than the entire outstanding Principal Amount, each such date shall be a Redemption Date with respect to the corresponding redemption).

The foregoing descriptions of the SPA and First Debenture are qualified in their entirety by reference to such SPA and First Debenture, which are filed as Exhibits 10.3 and 4.1, respectively, to our current report on Form 8-K filed with the SEC on October 28, 2016, and are incorporated herein by reference

We claim an exemption from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, Buyer is an accredited investor, Buyer acquired the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Securities Purchase Agreement and Note

On November 18, 2016 (the “Closing Date”), we consummated a transaction with an accredited investor (“Buyer”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “SPA”), Buyer agreed to invest up to $340,000 (the “Purchase Price”) in our Company in exchange for a convertible promissory note in the principal amount of $400,000 (the “Note”). The Note carries a prorated original issue discount of $60,000 and bears interest at the rate of 6% per year. On the Closing Date, the Buyer funded the first tranche under the Note, consisting of $34,000 in cash. Each tranche funded under the Note (each a “Tranche”), coupled with the accrued and unpaid interest relating to that respective Tranche, is due and payable twelve months from the funding date of the respective Tranche. Any amount of principal or interest that is due under each Tranche, which is not paid by the respective maturity date, will bear interest at the rate of 22% per annum until it is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert each Tranche under the Note into shares of our common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note. In connection with the issuance of the Note and SPA, we agreed to issue 450,000 shares of our common stock to Buyer. The Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

The foregoing descriptions of the SPA and Note are qualified in their entirety by reference to such form of SPA and Note, which are filed as Exhibits 10.1 and 4.1, respectively, to our current report on Form 8-K filed with the SEC on December 2, 2016, and are incorporated herein by reference

We claim an exemption from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, Buyer is an accredited investor, Buyer acquired the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Securities Purchase Agreements and Notes

On February 13, 2017, we consummated a transaction with Labrys Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), we issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Buyer. The Company received proceeds of $100,000 in cash from the Buyer. The First Note bears interest at the rate of 12% per year. The First Note is due and payable six months from the issue date of the First Note. We may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the First Note into shares of our common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of our common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, we agreed to issue 1,341,463 shares of our common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to our treasury if we prepay the First Note as provided above. On February 20, 2017, we entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury. The First Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

On February 21, 2017, we consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), we issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Buyer. The Company received proceeds of $58,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable six months from the issue date of the Second Note. We may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of our common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of our common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, we issued 1,497,000 shares of our common stock (the “Second Shares”) to Buyer. The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The foregoing descriptions of the First SPA, Second SPA, First Note, and Second Note are qualified in their entirety by reference to such First SPA, Second SPA, First Note, and Second Note, which are filed as Exhibits 10.1, 10.2, 4.1 and 4.2, respectively, to our current report on Form 8-K filed with the SEC on February 21, 2017, and are incorporated herein by reference

We claim an exemption from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, Buyer is an accredited investor, Buyer acquired the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

For the year ended December 31, 2016, two customers accounted for approximately 43.0% of total sales (28.0% and 15.0%, respectively). For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively).  A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

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

Sources and availability of products

For the years ended December 31, 2016 and 2015, we purchased all of our product from one supplier FOH, Inc., a company located in Miami, Florida (“FOH”). The loss of this supplier may have a material adverse effect on our consolidated results of operations and financial condition. We sell the following FOH product lines.

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

Minimum Order means (i) during the first calendar year, purchases by us from FOH with an aggregate Purchase Price of $500,000; (ii) during the second calendar year, purchases by us from FOH with an aggregate Purchase Price of $750,000; (iii) during third calendar year, purchases by us from FOH with an aggregate Purchase Price of $1,000,000; (iv) during the fourth calendar year, purchases by us from FOH with an aggregate Purchase Price of $1,500,000; and (v) during the fifth calendar year, purchases by us from FOH with an aggregate Purchase Price of $2,500,000. Through December 31, 2015, we complied with our minimum purchase commitments. We did not meet our 2016 minimum purchase amount of $1,000,000

Dewan & Sons

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

On May 18, 2015 and as amended in October 2015 and January 2016, we executed a letter of intent (the "Letter of Intent") with Transpower Components (India) Pvt. Ltd., a company located in New Delhi, India ("Transpower Components") for the acquisition of Transpower Components. Transpower Components For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). is engaged in the business of manufacturing aluminum foil containers consisting of steam table pans, rounds, squares, oblongs, ovals with coordinating aluminum board lids.

Pursuant to the amended Letter of Intent, we agreed to purchase, and Transpower Components agreed to sell, substantially all of its assets used in or necessary for the conduct of its aluminum foil container manufacturing business, including all related intellectual property, the fixed assets, customer lists and the goodwill associated therewith (the "Assets"). We agreed to pay an aggregate purchase price of $1,600,000 for the acquisition of Transpower Components to be paid in the form of 2 million shares of Company common stock (valued at $0.40 per share) and the balance in 24 equal installments of $33,333 commencing six months from the date on which the definitive sale agreement is executed. Pursuant to the terms of the October MOU, the parties agreed to enter into a definitive sale agreement by January 5, 2016. On January 5, 2016, the Company and Transpower amended the October MOU (the “January Amendment”). Pursuant to the terms of the January Amendment, the parties agreed to extend the date by which a definitive agreement must be executed by April 30, 2016. Pursuant to the terms of the Acquisition Agreement, substantially all of the employees of Transpower Distributors would continue their respective employment with Transpower Distributors.

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

For the year ended December 31, 2016, two customers accounted for approximately 43.0% of total sales (28.0% and 15.0%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition. For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively).

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

We are solely dependent on our sole officer and director, for his knowledge and experience. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. We currently do not have any plan of succession in the event Mr. Petrone is unable to perform his duties. Our future success is dependent upon our ability to attract and retain other qualified management and sales and marketing personnel. We have not hired more people because of our lack of capital resources.

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

The issuance by us of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.

In the past, we have issued certain equity securities and convertible debt in private placements. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, our net tangible book value per share may decrease and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders. In addition, the issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. As of May 4, 2017, we had 73,230,123 shares of common stock reserved for issuance pursuant to convertible debts.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $6,603,239 and $1,397,095 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operations were $591,156 and $95,146 for the years ended December 31, 2016 and 2015, respectively. Additionally, we had an accumulated deficit, stockholders’ deficit and working deficit of $9,283,345, $5,088,851 and $5,088,851, respectively, at December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2016, management has taken measures to reduce operating expenses. We are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our level of debt may limit our operating and financial flexibility.

As of December 31, 2016, we had $179,300 aggregate principal amount of debt outstanding.

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

As of the date of this Annual Report, certain of our common stock held by non-affiliates is beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with certain of our shares of common stock issued in private placements being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

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

ITEM 2. PROPERTIES

Currently, we do not lease any office space.

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

Quarter Ended	High	Low
December 31, 2015	$7.99	$0.13
September 30, 2015	$0.99	$0.11
June 30, 2015	$0.98	$0.11
March 31, 2015	$1.00	$1.00

December 31, 2016	$0.90	$0.05
September 30, 2016	$0.32	$0.28
June 30, 2016	$0.90	$0.25
March 31, 2016	$6.70	$0.30

SHAREHOLDERS OF RECORD

As of May 1, 2017, there were approximately 416 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

Common Stock

As of May 4, 2017, there were 30,156,897 shares of our common stock issued and outstanding. We have reserved an aggregate of 73,230,123 shares of common stock pertaining to certain convertible promissory notes. No other shares for issuance upon exercise of common stock purchase warrants or stock options.

Of our total issued and outstanding common shares, 14,260,463 shares are owned by our sole officer and director, Mr. Petrone. All of our shares of common stock issued and outstanding were issued in private placement offerings or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered common stock have been previously reported by the Company in either its 10-Q reports or current reports on Form 8-K.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and other information presented elsewhere in this Annual Report.

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

Comparison of Results of Operations for the Year Ended December 31, 2016 and 2015

Revenues:

For the year ended December 31, 2016, total revenues amounted to $326,891 as compared to $1,410,080 for the year ended December 31, 2015. Revenues in our product segment consists of the sale of products including tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. In August 2016, we began providing logistics services to one customer. For the years ended December 31, 2016 and 2015, total revenues consisted of the following:

	Years Ended December 31,
	2016	2015
Revenues - product segment:
Products	$204,554	$1,302,679
Shipping	30,832	107,401
Total revenues - product segment	235,386	1,410,080

Revenues – logistics services segment	91,505	—

Total consolidated revenues	$326,891	$1,410,080

During the year ended December 31, 2015, we generated significant revenues from five customers in our product segment that accounted for approximately 85.3% of total consolidated revenues (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). During the year ended December 31, 2015, we did not operate in our logistic services segment. During the year ended December 31, 2016, two customers accounted for approximately 43.0% of total consolidated revenues (15.0% from a customer in the product segment and 28.0%, from our only customer in the logistics services segment). The decrease in revenues in the product segment of $1,174,694 was attributable to a significant decline in larger orders that we had received in the 2015 period. We did not generate such large orders during the year ended December 31, 2016. The decrease in product segment revenue was offset by an increase in revenues from our logistics services segment that began operating in August 2016.

Cost of revenues.

Cost of revenues in our product segment includes cost of products and shipping and handling costs. Cost of revenues in our logistics services segment includes cost of outsourced logistic services provided.. For the year ended December 31, 2016, cost of revenues amounted to $281,488 as compared to $1,308,129 for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, total cost of revenues consisted of the following:

	Years Ended December 31,
	2016	2015
Cost of revenues - product segment:
Products	$148,893	$1,170,266
Shipping	37,231	137,863
Total cost of revenues - product segment	186,124	1,308,129
Cost of revenues – logistics services segment	95,364	—

Total consolidated cost of revenues	$281,488	$1,308,129

Gross profit and gross margin.

For the year ended December 31, 2016, gross profit amounted to $45,403 or 13.9% as compared to $101,951 or 7.2% for the year ended December 31, 2015. Gross margin percentages can fluctuate from period to periods depending on the mix of product sold. We expect gross profits to increase in future periods as revenues increase as we develop our logistics services segment and implement operational and pricing efficiencies.

Operating expenses:

For the year ended December 31, 2016, operating expenses amounted to $882,464 as compared to $605,363 for the year ended December 31, 2015, an increase of $227,101 or 45.8%.

	Year Ended December 31,
	2016	2015
Compensation and related benefits	$248,000	$12,600
Consulting fees	179,409	314,705
Professional fees	184,562	52,943
Rent expense	48,931	77,435
General and administrative expenses	221,562	147,680
Total	$882,464	$605,363

•	For the year ended December 31, 2016, compensation and related benefit expensed increased by $235,400 or 1,868% as compared to the year ended December 31, 2015. The increase was attributable to an increase in stock based compensation from the issuance of 2,500,000 shares of our common stock to our chief executive officer valued at $200,000 and an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the year ended December 31, 2016, consulting fees decreased by $135,296 or 43.0%, as compared to the year ended December 31, 2015. Consulting fees consists of stock-based consulting fees for business development services. The decrease was attributable to the changes in the amortization of prepaid consulting fees during the 2016 period as compared to the 2015 period.

•	For the year ended December 31, 2016, professional fees increased by $131,619 or 248.6%. These increases were attributable to an increase in accounting fees of $89,775 related to the re-audit of our 2015 and 2014 financial statements and to the hiring of additional accounting assistance, an increase in legal fees of $36,057, and an increase in other professional fees of $5,787.

•	For the year ended December 31, 2016, rent expense fees decreased by $28,504 or 36.8%, as compared to the year ended December 31, 2015. These decreases was attributable to a decrease in rent incurred for warehouse expenses of $25,800, and a decrease in rent expense for office space located in the United Kingdom of $11,343 offset by an increase in rent expense for office space located in the United States of $8,639. We did not renew our leases upon the expiration of such leases.

•	For the year ended December 31, 2016, general and administrative expenses increased by $73,882 or 50.0% as compared to the year ended December 31, 2015. This increase was primarily attributable to an increase in travel expenses of $31,835, an increase in computer and internet expense of $46,012 incurred for the upgrade of the our website and logistics capabilities, and a net decrease in other general and administrative expenses of $3,965.

Loss from operations.

As a result of the factors described above, for the year ended December 31, 2016, loss from operations amounted to $837,061 as compared to a loss from operations of $503,412 for the year ended December 31, 2015, an increase of $333,649 or 66.3%.

Other expenses.

Other expenses includes interest expense, loss on derivative liabilities and a debt conversion inducement expense. For the year ended December 31, 2016, total other expense amounted to $5,766,178 as compared to $893,683 for the year ended December 31, 2015, an increase of $4,872,495 or 545.2%. For the year ended December 31, 2016, we incurred interest expense of $401,114 which includes $220,300 and $132,202 related to stock-based interest expense incurred from the issuance of common shares for debt issuances and modifications, and amortization of debt discount, respectively. For the year ended December 31, 2015, we recorded a debt conversion inducement expense of $890,000.

Net loss.

As a result of the foregoing, for the year ended December 31, 2016, net loss amounted to $6,603,239 as compared to a net loss of $1,397,095 for the year ended December 31, 2015, an increase of $5,206,144 or 372.6%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $5,088,851 and $2,991 of cash as of December 31, 2016 and working capital of $63,936 and $208,064 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital (deficit) from December 31, 2015 to December 31, 2016:

			December 31, 2015 to December 31, 2016
	December 31, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit):
Total current assets	$237,171	$350,372	$(113,201)	(32.3)%
Total current liabilities	5,326,022	286,436	(5,039,586)	(1,759.4)%
Working capital (deficit):	$(5,088,851)	$63,936	$(5,152,787)	(8,059.3)%

The decrease in working capital was primarily attributable to an increase in derivative liabilities of $4,997,612, a decrease in cash of $205,073, an increase advances from customers of $79,780, an increase in loans payable of $42,293, and an increase in accounts payable of $48,442, offset by an increase in accounts receivable of $66,940 and a net decrease in convertible debt of $126,619 primarily due to the repayment of certain convertible debt.

Net cash flow used in operating activities was $591,156 for the year ended December 31, 2016 as compared to net cash used in operating activities of $95,146 for the year ended December 31, 2015, an increase of $496,010.

•	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of $6,603,239 and the add-back of non-cash items consisting of derivative expense of $5,362,064, stock-based compensation expense of $352,219, debt issuance and medication costs of $220,300 and amortization of debt discount of $132,202, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $70,315, and an increase in advances to supplier of $119,984, offset by an increase in accounts payable of $48,442 and an increase in advances from customers of $79,780.

•	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $1,397,095 and the add-back of non-cash items consisting of debt conversion inducement expense of $890,000, stock-based compensation expense of $314,705, and other non-cash items of $11,936, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $8,262, a decrease in advances to supplier of $53,738, and an increase in accounts payable of

Net cash provided by financing activities was $386,083 for the year ended December 31, 2016 as compared to net cash provided by financing activities $225,383 for the year ended December 31, 2015. During the year ended December 31, 2016, we received net proceeds from the sale of common stock of $480,000, we repaid net related party advances of $38,210, we repaid net convertible debt of $98,000 and we received net proceeds from loans of $42,293.

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

On September 21, 2016, we entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, we borrowed $20,000 and received net proceeds of $20,000. We are required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from our bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by our assets and is personally guaranteed by our chief executive officer. At December 31, 2016, amounts due under the EBF Loan amounted to $14,529. On January 30, 2017, we entered into another business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, we borrowed $25,000. We are required to repay the Second EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. Each payment is deducted directly from our bank accounts. The Second EBF Loan has an effective interest rate of approximately 116%, is secured by our assets and is personally guaranteed by our chief executive officer. In connection with the Second EBF Loan, the Company repaid its first EBF loan.

On September 23, 2016, we entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, we borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $825. We are required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from our bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by our chief executive officer. At December 31, 2016, amounts due under the On Deck Loan amounted to $27,764.

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

On November 18, 2016 (the “Closing Date”), we consummated a transaction with an accredited investor (“Crown”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “SPA”), Crown agreed to invest up to $340,000 (the “Purchase Price”) in our Company in exchange for a convertible promissory note in the principal amount of $400,000 (the “Crown Bridge Note”). The Crown Bridge Note carries a prorated original issue discount of $60,000 and bears interest at the rate of 6% per year. Through December 31, 2016, Crown funded the two tranches under the Crown Bridge Note in principal amounts aggregating $80,000 and the Company received net proceeds of $62,000 in cash after debt issuance costs of $18,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each tranche funded under the Crown Bridge Note (each a “Tranche”), coupled with the accrued and unpaid interest relating to that respective Tranche, is due and payable twelve months from the funding date of the respective Tranche. Any amount of principal or interest that is due under each Tranche, which is not paid by the respective maturity date, will bear interest at the rate of 22% per annum until it is satisfied in full. Crown is entitled to, at any time or from time to time, convert each Tranche under the Crown Bridge Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price of the common stock for the twenty trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note. In connection with the issuance of the Crowne Bridge Note and SPA, the Company issued 450,000 shares of the Company’s common stock to Crown (See Note 5). The Crown Bridge Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

On February 13, 2017, we consummated a transaction with Labrys Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), we issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Buyer. We received proceeds of $100,000 in cash from the Buyer. The First Note bears interest at the rate of 12% per year. The First Note is due and payable six months from the issue date of the First Note. We may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, we agreed to issue 1,341,463 shares of its common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to the Company’s treasury if we prepay the First Note as provided above. On February 20, 2017, we entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury.

On February 21, 2017, we consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), we issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Buyer. We received proceeds of $58,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable six months from the issue date of the Second Note. We may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer. The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

These note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

We determined that the terms of these debentures contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date.

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

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with us, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued its new stock compensation guidance in ASU No. 2016-09 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e. additional paid-in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The result of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

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

The following tables summarize our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable	$179,300	$179,300	$-	$-	$-
Loans payable	42,293	42,293	-	-	-
Total	$221,593	$221,593	$-	$-	$-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRONE WORDWIDE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petrone Worldwide, Inc.

Weston, Florida

We have audited the accompanying consolidated balance sheets of Petrone Worldwide, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrone Worldwide, Inc. and Subsidiary as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2016 and 2015 and net losses and negative cash flows for the years then ended. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 4, 2017

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$2,991	$208,064
Accounts receivable, net	66,940	—
Prepaid expenses and other current assets	35,994	131,046
Advances to supplier	131,246	11,262

Total Current Assets	237,171	350,372

TOTAL ASSETS	$237,171	$350,372

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Convertible notes payable, net	$25,689	$129,187
Loans payable	42,293	—
Accounts payable	93,616	45,174
Accrued expenses	13,572	405
Advances from customers	79,780	—
Due to related party	224	38,434
Derivative liabilities	5,070,848	73,236

Total Current Liabilities	5,326,022	286,436

TOTAL LIABILITIES	5,326,022	286,436

Commitments (See Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,000	—
Common stock: $.001 par value, 900,000,000 shares authorized; 28,609,897 and 21,483,230 issued and outstanding at December 31, 2016 and 2015, respectively	21,483	21,483
Additional paid-in capital	4,164,884	2,722,559
Accumulated deficit	(9,283,345)	(2,680,106)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,088,851)	63,936

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$237,171	$350,372

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

REVENUES:
Product segment	$235,386	$1,410,080
Logistic services segment	91,505	—

Total Revenues	326,891	1,410,080

COST OF REVENUES:
Product segment	186,124	1,308,129
Logistic services segment	95,364	—

Total Cost of Revenues	281,488	1,308,129

GROSS PROFIT	45,403	101,951

OPERATING EXPENSES:
Compensation and related benefits	248,000	12,600
Consulting fees	179,409	314,705
Professional fees	184,562	52,943
Rent expense	48,931	77,435
General and administrative expenses	221,562	147,680

Total Operating Expenses	882,464	605,363

LOSS FROM OPERATIONS	(837,061)	(503,412)

OTHER EXPENSES:
Interest expenses	(404,114)	(3,683)
Debt conversion inducement expense	—	(890,000)
Loss on derivative liabilities	(5,362,064)	—

Total Other Expense	(5,766,178)	(893,683)

NET LOSS	$(6,603,239)	$(1,397,095)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.29)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,691,572	16,101,743

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	—	$—	15,274,303	$15,274	$1,401,343	$(1,283,011)	$133,606

Common stock issued for services	—	—	2,158,927	2,159	414,541	—	416,700

Common stock issued for conversion of convertible debt	—	—	4,000,000	4,000	6,000	—	10,000

Common stock issued for convertible debt issuance costs	—	—	50,000	50	10,675	—	10,725

Debt conversion inducement expense	—	—	—	—	890,000	—	890,000

Net loss	—	—	—		—	(1,397,095)	(1,397,095)

Balance, December 31, 2015	—	—	21,483,230	21,483	2,722,559	(2,680,106)	63,936

Issuance of Series A preferred stock	1,000,000	1,000	—	—	—	—	1,000

Common stock issued for debt issuance costs	—	—	1,150,000	1,150	271,150	—	272,300

Common stock issued upon debt conversion	—	—	1,900,000	1,900	3,800	—	5,700

Common stock issued for services	—	—	2,676,667	2,677	244,323	—	247,000

Common stock issued for debt modification	—	—	200,000	200	79,800	—	80,000

Common stock issued for cash	—	—	1,200,000	1,200	478,800	—	480,000

Reclassification of derivative liabilities upon conversion and repayment	—	—	—	—	364,452	—	364,452

Net loss	—	—	—	—	—	(6,603,239)	(6,603,239)

Balance, December 31, 2016	1,000,000	$1,000	28,609,897	$28,610	$4,164,884	$(9,283,345)	$(5,088,851)

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,603,239)	$(1,397,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt conversion inducement expense	—	890,000
Amortization of debt discount to interest expense	132,202	3,148
Stock-based compensation	352,219	314,705
Debt issuance costs	140,300	—
Loss on derivative liabilities	5,362,064	—
Stock-based interest expense for debt modification	80,000	—
Bad debt	3,375	8,788
Change in operating assets and liabilities:
Accounts receivable	(70,315)	(8,788)
Prepaid expenses and other current assets	(9,167)	8,262
Advances to supplier	(119,984)	53,738
Accounts payable	48,442	41,727
Accrued expenses	13,167	(9,631)
Advances from customers	79,780	—

NET CASH USED IN OPERATING ACTIVITIES	(591,156)	(95,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	51,570	31,366
Repayment of related party advances	(89,780)	(983)
Proceeds from convertible debt	132,000	190,000
Repayment of convertible debt	(230,000)	—
Proceeds from loans payable	55,000	—
Repayment of loans payable	(12,707)	—
Proceeds from sale of common stock	480,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	386,083	225,383

NET (DECREASE) INCREASE IN CASH	(205,073)	130,237

CASH, beginning of year	208,064	77,827

CASH, end of year	$2,991	$208,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$55,930	$175
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$364,452	$—
Common stock issued for convertible debt	$5,700	$10,000
Common stock issued for future services and reflected in prepaid expenses	$32,000	$101,995
Common stock issued for debt discount	$132,000	$10,725
Increase in derivative liability and debt discount	$—	$73,236

See accompanying notes to consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On December 1, 2016, the Company amended its Articles of Incorporation to increase its authorized shares from 110,000,000 shares to 910,000,000 shares. The capital stock of the Corporation is divided into two classes: (1) Common Stock in the amount of 900,000,000 shares, having par value of $0.001 each, and (2) Preferred Stock in the amount of 10,000,000 shares, having par value of $0.001 each.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Petrone Food Works, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,603,239 and $1,397,095 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operations were $591,156 and $95,146 for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working deficit of $9,283,345, $5,088,851 and $5,088,851, respectively, at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2016, management has taken measures to reduce operating expenses. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2016 and 2015 include estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2016 and 2015. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At December 31, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	$ 5,070,848	-	-	$73,236

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2014	$—
Initial valuation of derivative liability	73,236
Change in fair value included in net loss	—
Balance at December 31, 2015	73,236
Initial valuation of derivative liabilities	1,448,678
Reclassify derivative liabilities to paid-in capital upon conversion or repayment	(364,452)
Change in fair value included in net loss	3,913,386
Balance at December 31, 2016	$5,070,848

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense. At December 31, 2016 and 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,375 and $0, respectively.

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

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advances from customers at December 31, 2016 and 2015 amounted to $79,780 and $0, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

For logistics services performed, the Company recognizes revenue upon performance and completion of services rendered.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, and shipping and handling costs incurred.

Shipping and handling costs

For the years ended December 31, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $109,595 and $137,863, respectively. Shipping and handling costs charged to customers are included in sales.

Advertising costs

All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2016 and 2015, advertising costs charged to operations were $0 and $2,153, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the years ended December 31, 2016 and 2015.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the vesting period or immediately if the equity award is non-forfeitable and non-cancellable. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

	December 31, 2016	December 31, 2015
Convertible notes	57,402,538	463,200

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to the Company’s consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

Firstfire Convertible Note

On December 28, 2015, the Company entered into a secured convertible promissory note (the “Firstfire Convertible Note”) with Firstfire Global Opportunities Fund LLC (the “Lender”), with a principal amount of $230,000, which amount is the $200,000 purchase price plus a 15% original issue discount equal to $30,000. Additionally, the lender deducted legal fees of $10,000 and the Company received net proceeds of $190,000. The unpaid principal and interest is secured by the Company’s common stock, bears interest computed at a rate of interest that is equal to 7.0% per annum, and is payable in monthly installments of $50,555 commencing April 28, 2016 through August 28, 2016. Any amount of principal or interest on this Convertible Note, which is not paid by the due dates, shall bear interest at the rate of 15% per annum from the due date until paid. During the year ended December 31, 2016, the Company repaid all of the Firstfire Convertible Note principal amount due of $230,000.

In connection with the issuance of the Firstfire Convertible Note, the Company determined that the terms of the Firstfire Convertible Note included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date.

The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $73,236 was recorded as a derivative liability and was allocated as a debt discount to the Convertible Note of $73,236. At December 28, 2015, the Company valued the embedded conversion option derivative liabilities resulting in no gain or loss from change in fair value of derivative liabilities. During the year ended December 31, 2016, at the end of each period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded derivative income of $57,415. Additionally, in connection with the Firstfire Convertible Note, in December 2015, the Company paid Lender debt issuance costs of $10,000 and issued 50,000 shares of its common stock. These common shares were valued at $0.225 per share based on recent sales of the Company’s stock and the Company recorded a debt discount of $10,725 which is the relative fair value of such shares.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – CONVERTIBLE NOTES (continued)

Upon repayment of the debt, the Company reclassified any remaining derivative liabilities to additional paid in capital of $15,821.

During the year ended December 31, 2016, the Company entered into agreements for the addendum of the Firstfire Convertible Note which waived all rights to enforce any event of default, which may have been triggered by the Company’s failure to file it reports with the SEC. In connection with these agreements, during 2016, the Company issued an aggregate of 200,000 shares of common stock that were valued on the date of grant at $0.40 per share or $80,000 based on recent sales of the Company’s common stock and paid cash penalties of $10,000. The value of these shares and the cash penalties paid have been included in interest expense on the accompanying consolidated statement of operations.

Securities Purchase Agreements and Debentures

Peak securities purchase agreement and debenture

On October 24, 2016 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P., an accredited investor (“Peak”), whereby Peak agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued a convertible debenture to Peak on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). On October 26, 2016, the Company received net cash proceeds of $70,000 under this convertible note which was net of debt issuance costs and legal fees of $15,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each convertible debenture issued pursuant to the SPA and any accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. In connection with the issuance of the SPA, the Company issued 650,000 shares of the Company’s common stock to Peak (See Note 6).

Peak is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

The Company may redeem each convertible debenture issued under the SPA, upon not more than two days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is ninety days or less from the date of issuance of the respective convertible debenture, 105% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred twenty days from the date of issuance of the respective convertible debenture, 110% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred fifty days from the date of issuance of the respective convertible debenture, 120% of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one days from the date of issuance of the respective convertible debenture and less than or equal to one hundred eighty days from the date of issuance of the respective convertible debenture, 130% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if either (1) the respective convertible debenture is in default but the Buyer consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one days from the date of issuance of the respective convertible debenture, 140% of the sum of the Principal Amount so redeemed plus accrued interest, if any.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – CONVERTIBLE NOTES (continued)

Crown Bridge securities purchase agreement and debenture

On November 18, 2016 (the “Closing Date”), the Company consummated a transaction with an accredited investor (“Crown”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “SPA”), Crown agreed to invest up to $340,000 (the “Purchase Price”) in our Company in exchange for a convertible promissory note in the principal amount of $400,000 (the “Crown Bridge Note”). The Crown Bridge Note carries a prorated original issue discount of $60,000 and bears interest at the rate of 6% per year. Through December 31, 2016, Crown funded the two tranches under the Crown Bridge Note in principal amounts aggregating $80,000 and the Company received net proceeds of $62,000 in cash after debt issuance costs of $18,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each tranche funded under the Crown Bridge Note (each a “Tranche”), coupled with the accrued and unpaid interest relating to that respective Tranche, is due and payable twelve months from the funding date of the respective Tranche. Any amount of principal or interest that is due under each Tranche, which is not paid by the respective maturity date, will bear interest at the rate of 22% per annum until it is satisfied in full. Crown is entitled to, at any time or from time to time, convert each Tranche under the Crown Bridge Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price of the common stock for the twenty trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note. In connection with the issuance of the First Tranch of the Crowne Bridge Note and SPA, the Company issued 450,000 shares of the Company’s common stock to Crown and in connection with the issuance of the second Tranche of the Crowne Bridge Note, the Company issued 50,000 shares of the Company’s common stock to Crown (See Note 6). The Crown Bridge Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

Other

In 2013 and on July 1, 2014, the Company entered into two convertible promissory two note agreements with individuals in the amount of $20,000 and $10,000, respectively. The notes were non-interest bearing, unsecured and were due on demand. The notes are convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 22, 2015, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $10,000 became convertible at $.0025 per common share and the note was converted into 4,000,000 shares of the Company’s common stock (see Note 6). Additionally, on December 2, 2016, the Company entered into a debt purchase and assignment agreement with one of the debt holders whereby a convertible note in the principal amount of $20,000 was assigned to a third party and the Company entered into a new convertible note agreement (the “Rosen Note”) for $20,000 which became immediately convertible at $.003 per common share. On December 2, 2016, $5,700 of the principal amount was converted into 1,900,000 shares of the Company’s common stock (see Note 6). At December 31, 2016 and 2015, one note remained due in the principal amount of $14,300 and $20,000, respectively.

In connection with the issuance of the and Peak and Crown Bridge debentures, the Company determined that the terms of these debentures contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date. Additionally, since there is an undeterminable amount of shares issuable under the Peak Note, the Company accounted for the Rosen Note under the provisions of FASB ASC Topic No. 815-40. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. During 2016, on the initial measurement dates, the fair values of the embedded conversion option derivatives of $1,448,678 was recorded as derivative liabilities and $1,448,678 was charged to current period operations as initial derivative expense. At the end of each period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded derivative expense of $3,970,801 for the year ended December 31, 2016. Aggregate derivative expense from changes in fair value of derivative liabilities and the initial derivative expense on the Peak, Crown and Rosen debentures amounted to $5,419,479, which is recorded as a component of other income/(expense) on the accompanying consolidated statements of operations.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – CONVERTIBLE NOTES (continued)

During the years ended December 31, 2016 and 2015, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015
Conversion price per share	$0.0017 to $0.028	$0.50
Dividend rate	0	0
Term (in years)	0.92 to 3 years	0.67 years
Volatility	200.0%	100.0%
Risk-free interest rate	0.85% to 1.47%	0.66%

For the years ended December 31, 2016 and 2015, amortization of debt discounts related to these convertible notes amounted to $132,202 and $3,148, respectively, which has been included in interest expenses on the accompanying consolidated statements of operations.

At December 31, 2016 and 2015, convertible promissory notes consisted of the following:

	December 31, 2016	December 31, 2015
Principal amount	$179,300	$250,000
Less: unamortized debt discount	(153,611)	(120,813)
Convertible note payable, net	$25,689	$129,187

NOTE 4 – LOANS PAYABLE

On September 23, 2016, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, the Company borrowed $20,000. The Company is required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2016, the Company repaid principal amounts of $5,471 and at December 31, 2016, amounts due under the EBF Loan amounted to $14,529. On January 25, 2017, the Company refinanced this loan (See Note 10).

On September 26, 2016, the Company entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, the Company borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. The Company is required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2016, the Company repaid principal amounts of $7,236 and at December 31, 2016, amounts due under the On Deck Loan amounted to $27,764.

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the year ended December 31, 2016 and 2015, due to related party activity consisted of the following:

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
Balance due to related party at beginning of year	$38,434	$8,051
Working capital advances received	51,570	31,366
Repayments made and conversions	(89,780)	(983)
Balance due to related party at end of year	$224	$38,434

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s board of directors authorized the issuance of 10,000,000 the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $.001 par value. The preferred stock is not convertible into any other class or series of stock and has no liquidation preference value. The Series A Preferred Stock was issued to ensure perpetual control of at least 51% is provided to the holder of the Series A Preferred Stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) fifty.

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

Common stock issued for services

During the year ended December 31, 2015, pursuant to consulting agreements, the Company issued 2,158,927 shares of common stock to consultants for business development and other services rendered and to be rendered. These shares were valued on the date of grant at per share prices ranging from $0.13 to $0.225 based on recent sales of the Company’s common stock or based on the fair value of services rendered for an aggregate value of $416,700. For the year ended December 31, 2015, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $288,192 and a prepaid expense of $128,508 which was amortized into consulting expense during the year ended December 31, 2016.

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

On September 13, 2016, pursuant to a one-year consulting agreement, the Company issued 60,000 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued on the date of grant at $0.40 per share or $24,000 based on recent sales of the Company’s common stock. In connection with this agreement, the Company recorded stock-based consulting fees, of $7,043 and a prepaid expense of $16,957 that will be amortized over the remaining one-year service period.,

On December 16, 2016, pursuant to a consulting agreement, the Company issued 100,000 shares of common stock to a consultant for investor relations services rendered. These shares were valued on the date of grant at $0.08 per share or $8,000 based on the quoted trading price on date of grant. In connection with this agreement, the Company recorded stock-based consulting fees, of $668 and a prepaid expense of $7,332 that will be amortized over the remaining six month service period.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

On December 16, 2016, the Company issued 2,500,000 shares of common stock to the Company’s chief executive officer for services rendered. These shares were valued on the date of grant at $0.08 per share or $200,000 based on the quoted trading price of the Company’s common stock on the date of grant. In December 2016, in connection with the issuance of these shares, the Company recorded stock-based compensation expense of $200,000.

Additionally, for the year ended December 31, 2015, amortization of other prepaid stock-based consulting fees amounted to $26,513.

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

Common stock issued in connections with convertible debts

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

On October 26, 2016, in connection with a Convertible Note, the Company issued 650,000 shares of its common stock as a debt issuance cost. These common shares were valued at $0.26 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded debt issuance costs of $99,000, which is included in interest expense, and a debt discount of $70,000 which will be amortized into interest expense over the term on the note (see Note 3).

On November 7, 2016, In connection with the issuance of the First Tranch of the Crowne Bridge Note and SPA (see Note 3), the Company issued 450,000 shares of its common stock as a debt issuance cost. These common shares were valued at $0.22 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded debt issuance costs of $37,000, which is included in interest expense, and a debt discount of $62,000 which will be amortized into interest expense over the term on the note (see Note 3).

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

On December 2, 2016, the Company entered into a debt purchase and assignment agreement with one of its debt holders whereby a convertible note in the principal amount of $20,000 became convertible at $.003 per common share and $5,700 in principal balance was converted into 1,900,000 shares of the Company’s common stock (see Note 3).

On December 20, 2016, in connection with the issuance of the second Tranche of the Crowne Bridge Note (see Note 3), the Company issued 50,000 shares of the Company’s common stock to Crown. These shares were valued on the date of grant at $0.086 per share or $4,300 based on the quoted trading price of the Company’s common stock on the second Tranche of the Crown Bridge Note. In March 2016, in connection with the issuance of these shares, the Company recorded debt issuance costs of $4,300.

NOTE 7 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income tax benefit at U.S. statutory rate of 34%	$(2,245,101)	$(475,012)
State income taxes	(330,162)	(69,854)
Non-deductible expenses	2,366,046	469,834
Change in valuation allowance	209,217	75,032
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforward	$382,922	$173,705
Total deferred tax assets before valuation allowance	382,922	173,705
Valuation allowance	(382,922	(173,705)
Net deferred tax assets	$—	$—

The estimated net operating loss carryforward was approximately $982,000 at December 31, 2016 which may be limited on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the years ended December 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $209,217 from the year ended December 31, 2014. The potential tax benefit arising from tax loss carryforwards will expire in 2036.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2013, 2014, 2015 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – COMMITMENTS

International distribution agreement

On February 28, 2014, the Company entered into an International Distribution Agreement (the “International Distribution Agreement”) with its major supplier. The Company did not meet its 2016 minimum purchase amount of $1,000,000. Future minimum purchase amounts under the International Distribution Agreement at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	$1,500,000
2018	2,500,000
Total minimum purchase amounts	$4,000,000

Leases

The Company leases its facilities under non-cancelable operating leases. Rent expense for operating leases was $48,931 and $77,435 for the years ended December 31, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating lease at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	$1,150
Total minimum non-cancelable operating lease payments	$1,150

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2016 and 2015. The Company has not experienced any losses in such accounts through December 31, 2016.

Geographic concentrations of sales

For the year ended December 31, 2016 total sales to customers located in Europe and the United States represent approximately 63% and 28% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2016. For the year ended December 31, 2015, total sales in Europe, the Middle East, Latin American and the United States represent approximately 27%, 29%, 22% and 22% of total consolidated revenues, respectively.

Customer concentrations

For the year ended December 31, 2016, two customers accounted for approximately 43.0% of total sales (28.0% and 15.0%, respectively). For the year ended December 31, 2015, five customers accounted for approximately 85.3% of total sales (21.9%, 13.7%, 22.1%, 13.3% and 14.3%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the years ended December 31, 2016 and 2015, the Company purchased all of its product from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products or services to be sold. The Company’s two reportable segments for the year ended December 31, 2016 were (i) the Product Segment and (ii) the Logistics Services Segment. For the year ended December 31, 2016, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Revenues:
Product segment	$235,386	$1,410,080
Logistics services segment	91,505	—
Total segment and consolidated revenues	326,891	1,410,080

Gross profit (loss):
Product segment	49,262	101,951
Logistics services segment	(3,859)	—
Total segment and consolidated gross profit	45,403	101,951

Loss from operations
Product segment	$(648,640)	$(450,469)
Logistics services segment	(3,859)	—
Total segment income (loss)	(652,499)	(450,469)
Unallocated costs	(184,562)	(52,943)
Total consolidated loss from operations	$(837,061)	$(503,412)

	December 31, 2016	December 31, 2015
Total assets:
Product segment	$183,861	$350,372
Logistics services segment	53,310	—
Total segment and consolidated assets	$237,171	$350,372

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 - SUBSEQUENT EVENTS

Loan payable

On January 25, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, the Company borrowed $25,000. The Company is required to repay the EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The Second EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. In connection with the Second EBF Loan, the Company repaid its first EBF loan.

Convertible debt

On February 13, 2017, the Company consummated a transaction with Labrys Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), the Company issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Buyer. The Company received proceeds of $100,000 in cash from the Buyer. The First Note bears interest at the rate of 12% per year. The First Note is due and payable six months from the issue date of the First Note. The Company may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, the Company agreed to issue 1,341,463 shares of its common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to the Company’s treasury if the Company prepay the First Note as provided above. On February 20, 2017, the Company entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury.

On February 21, 2017, the Company consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), the Company issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Buyer. The Company received proceeds of $58,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable six months from the issue date of the Second Note. The Company may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer. The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

These note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The Company determined that the terms of these debentures contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 - SUBSEQUENT EVENTS (continued)

Forbearance agreement

On April 12, 2017, in connection with certain with the Crown Bridge Notes (See Note 3), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Crown whereby Crown waived any event of default, as defined in the Crown Bridge Notes, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement (See Note 3) as well as any rights provided in the Crown Bridge Notes that would permit Crown to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with this Forbearance Agreement, the Company increased the principal amounts due under the Crown Bridge Notes by $20,000.

Other

In January 2017, in connection with the Crowne Bridge Note (see Note 3), the Company issued 50,000 shares of the Company’s common stock to Crown. These shares were valued on the date of grant at $0.0685 per share or $3,425 based on the quoted trading price of the Company’s common stock on date of grant. In January 2017, in connection with the issuance of these shares, the Company recorded debt issuance costs of $3,425.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control-Integrated Framework (2013 framework) and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting was not effective. Material weaknesses include:

(1)	We did not maintain a sufficient system that keep track of documents.

(2)	Lack of segregation of duties

(3)	Lack of audit committee

(4)	Lack of experienced and qualified personal to fulfill accounting and reporting functions
40

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal control over financial reporting during the year ended December 31, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Victor Petrone	47	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	2014

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

ITEM 11. EXECUTIVE COMPENSATION.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the fiscal years ended December 31, 2016 and December 31, 2015.

2016 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Petrone, President/CEO. Secretary, Treasurer/CFO	2016	$48,000	--	$200,000 (2)	--	--	--		$248,000
	2015	--	--	-	--	--	--	12,600 (1)	12,600

______________

(1)	Represents amounts paid to Mr. Petrone not reflects as salary on Form W-2.
(2)	On December 16, 2016, we issued 2,500,000 shares of common stock to Mr. Petrone for services rendered. These shares were valued on the date of grant at $0.08 per share or $200,000 based on the quoted trading price of the Company’s common stock on the date of grant.
43

Employment Agreement

Currently, we have no employment agreements with any officer or director.

Director Compensation

No director received compensation for services rendered to us in his capacity as a director during the fiscal year ended December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2016 regarding the beneficial ownership of our common shares by:

•	each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock;
•	each director;
•	our chief executive officer; and
•	the executive officers and directors as a group

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 30,156,897 shares of common stock outstanding as of May 4, 2017.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Victor Petrone	Common	14,260,542 (1)	47.3%
2200 N. Commerce Parkway Weston, Florida 33326
All Directors and officers as a group (1 member)	Common	14,260,542	47.3%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Victor Petrone	1,000,000	100.0%

(1) Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of March 30, 2017. Holders of our Series A preferred stock are entitled to 50 votes per share; provided, however, that in the event that the votes by the holders of the Series A preferred stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then in any such case, the votes cast by a majority of the holders of the Series A preferred stock shall be deemed to equal 51% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting.

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

From time to time, we receive advances from our chief executive officer for working capital purposes. The advances are non-interest bearing and are payable on demand. For the years ended December 31, 2016 and 2015, due to related party activity consisted of the following:

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
Balance due to related party at beginning of year	$38,434	$8,051
Working capital advances received	51,570	31,366
Repayments and conversion made	(89,780)	(983)
Balance due to related party at end of year	$224	$38,434

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by our independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015 were as follows:

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees	$30,000	$17,475
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$17,475

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2016 and 2015 fiscal years.

Audit-Related Fees

During the 2016 and 2015 fiscal years, our independent registered public accounting firm did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2016 and 2015 fiscal years.

Tax Fees

As our independent registered public accounting firm did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accounting firm did not provide any products and services not disclosed in the table above during the 2016 and 2015 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Prior to engaging our independent registered public accounting firm to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation dated December 14, 1998 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.2	Articles of Merger dated December 21, 1998 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.3	Articles of Amendment to the Articles of Incorporation dated December 22, 1998 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.4	Certificate of Amendment to the Articles of Incorporation dated January 31, 2014 (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form 10-12G filed with the Securities and Exchange Commission on June 13, 2014).
3.5	Certificate of Designation dated February 24, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016).
3.6	Bylaws of the registrant dated March 7, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on December 2, 2016).
3.7	Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 1, 2016.
4.1	Convertible Debenture dated October 26, 2015 by and between the registrant and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on October 28, 2016).
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on December 2, 2016).
4.3	Convertible Promissory Note in the Principal Amount of $110,000.00, by and between registrant and Labrys Fund, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on February 21, 2017).
4.4	Convertible Promissory Note in the Principal Amount of $110,000.00, by and between registrant and Labrys Fund, L.P. (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on February 21, 2017).
10.1	Exclusive Distributorship Agreement between Star Distributors Inc. and the registrant dated April 20, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015).
10.2	Exclusive Distributorship Agreement between M/s Dewan & Sons and the registrant dated April 23, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015).
10.3	Memorandum of Undertaking dated October 21, 2015 between the registrant and Transpower Components (India) Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2016).
10.4	Amendment to Memorandum of Undertaking dated January 5, 2016 between the registrant and Transpower Components (India) Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2016).
10.5	Exclusive Distributorship Agreement between FOH, Inc. and the registrant dated February 28, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2016).
10.6	Secured Convertible Promissory Note issued by the Registrant in favor of FirstFire Global Opportunities Fund LLC dated December 28, 2015 (incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2016).
47

10.7	Equity Purchase Agreement dated October 24, 2016, by and between registrant and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on October 28, 2016).
10.8	Registration Rights Agreement dated October 24, 2016, by and between registrant and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on October 28, 2016).
10.9	Securities Purchase Agreement dated October 24, 2016, by and between registrant and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on October 28, 2016).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on December 2, 2016).
10.11	Securities Purchase Agreement, by and between registrant and Labrys Fund, L.P., with respect to the First Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on February 21, 2017).
10.12	Securities Purchase Agreement, by and between registrant and Labrys Fund, L.P., with respect to the Second Note (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities Exchange Commission on February 21, 2017).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017	PETRONE WORLDWIDE, INC.

	By:	/s/ Victor Petrone
Victor Petrone
President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Petrone	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer) and Director	May 4, 2017
Victor Petrone

