Form 10-Q
period 2017-03-31
PETRONE WORLDWIDE, INC.
filed 2017-05-22
CIK 1096132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of May 22, 2017, the registrant had 32,466,726 shares of common stock, par value $0.001 per share, issued and outstanding.

1

PETRONE WORLDWIDE, INC.

FORM 10-Q

March 31, 2017

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,971	$2,991
Accounts receivable, net	171,467	66,940
Inventory	34,934	—
Prepaid expenses and other current assets	23,241	35,994
Advances to supplier	51,379	131,246

Total Current Assets	290,992	237,171

TOTAL ASSETS	$290,992	$237,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net	$93,814	$25,689
Loans payable	39,337	42,293
Accounts payable	143,220	93,616
Accrued expenses	12,288	13,572
Advances from customers	21,423	79,780
Due to related party	4	224
Derivative liabilities	1,271,007	5,070,848

Total Current Liabilities	1,581,093	5,326,022

TOTAL LIABILITIES	1,581,093	5,326,022

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,000	1,000
Common stock: $.001 par value, 900,000,000 shares authorized; 30,156,897 and 28,609,897 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30,157	28,610
Additional paid-in capital	4,414,367	4,164,884
Accumulated deficit	(5,735,625)	(9,283,345)

TOTAL STOCKHOLDERS' DEFICIT	(1,290,101)	(5,088,851)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,992	$237,171

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES:
Product segment	$237,966	$107,621
Logistic services segment	26,387	—

Total Revenues	264,353	107,621

COST OF REVENUES:
Product segment	192,753	75,270
Logistic services segment	40,894	—

Total Cost of Revenues	233,647	75,270

GROSS PROFIT	30,706	32,351

OPERATING EXPENSES:
Compensation and related benefits	18,500	1,000
Consulting fees	10,000	79,766
Professional fees	47,385	65,416
Rent expense	1,368	22,157
General and administrative expenses	31,550	93,670

Total Operating Expenses	108,803	262,009

LOSS FROM OPERATIONS	(78,097)	(229,658)

OTHER INCOME (EXPENSES):
Interest expenses	(174,024)	(58,108)
Gain on derivative liabilities	3,799,841	40,807

Total Other Income (Expenses)	3,625,817	(17,301)

NET INCOME (LOSS)	$3,547,720	$(246,959)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.12	$(0.01)
Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,278,631	22,237,625
Diluted	48,763,912	22,237,625

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,547,720	$(246,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	68,125	46,486
Stock-based compensation	10,000	76,976
Debt issuance costs	93,030	—
Gain on derivative liabilities	(3,799,841)	(40,807)
Change in operating assets and liabilities:
Accounts receivable	(104,527)	(14,758)
Prepaid expenses and other current assets	2,753	—
Inventory	(34,934)	—
Advances to supplier	79,867	(80,935)
Accounts payable	49,604	(18,058)
Accrued expenses	(1,284)	1,333
Advances from customers	(58,357)	—

NET CASH USED IN OPERATING ACTIVITIES	(147,844)	(276,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	47,280	—
Repayment of related party advances	(47,500)	(26,000)
Proceeds from convertible debt	158,000	—
Repayment of convertible debt	—	(38,573)
Proceeds from loans payable	25,000	—
Repayment of loans payable	(27,956)	—
Proceeds from sale of common stock and subscription receivable	—	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	154,824	135,427

NET INCREASE (DECREASE) IN CASH	6,980	(141,295)

CASH, beginning of period	2,991	208,064

CASH, end of period	$9,971	$66,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,210	$11,623
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$—	$5,438
Common stock issued for subscription receivable	$—	$280,000
Common stock issued for debt discount	$158,000	$—

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

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

The consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 4, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $78,097 and $229,658 for the three months ended March 31, 2017 and 2016, respectively. The net cash used in operations were $147,844 and $276,722 for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working deficit of $5,735,625, $1,290,101 and $1,290,101, respectively, at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Going concern (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2017 and 2016 include estimates on allowance for doubtful accounts, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31. 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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
MARCH 31, 2017

Fair value of financial instruments and fair value measurements (continued)

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

	At March 31, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$1,271,007	—	—	$5,070,848

A roll forward of the level 3 valuation financial instruments is as follows:

		Derivative Liabilities
Balance at December 31, 2016	$	$ 5,070,848
Initial valuation of derivative liabilities		609,589
Change in fair value included in net income		(4,409,430)
Balance at March 31, 2017	$	$ 1,271,007

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

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.

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

Advances from customers at March 31, 2017 and December 31, 2016 amounted to $21,423 and $79,780, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

For logistics services performed, the Company recognizes revenue upon performance and completion of services rendered.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Income (loss) per share of common stock

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. Potentially dilutive common shares and participating securities are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$3,547,720	$(246,959)
Weighted average common shares outstanding - basic	29,278,631	22,237,625
Net income (loss) per common share - basic	$0.12	$(0.01)

Income (loss) per common share - diluted:
Net income (loss) – basic	$3,547,720	$(246,959)
Add: interest of convertible debt	3,659	—
Less: expense of debt discount upon assumed conversion	(260,486)	—
Less: gain on derivative liabilities	(3,290,893)	—
Numerator for income (loss) per common share - diluted	$—	$(246,959)

Weighted average common shares outstanding – basic	29,278,631	22,237,625
Effect of dilutive securities:
Convertible notes payable	19,485,281	—
Weighted average common shares outstanding – diluted	48,763,912	22,237,625
Net income (loss) per common share - diluted	$0.00	$(0.01)

For the three months ended March 31, 2016, potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net loss and consisted of the following:

March 31, 2016
Convertible notes	432,856

NOTE 3 – CONVERTIBLE NOTES

Securities Purchase Agreements and Debentures

Peak securities purchase agreement and debenture

On October 24, 2016 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P., an accredited investor (“Peak”), whereby Peak agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued a convertible debenture to Peak on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). On October 26, 2016, the Company received net cash proceeds of $70,000 under this convertible note which was net of debt issuance costs and legal fees of $15,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each convertible debenture issued pursuant to the SPA and any accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. In connection with the issuance of the SPA, in 2016, the Company issued 650,000 shares of the Company’s common stock to Peak

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Peak is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

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

Each tranche funded under the Crown Bridge Note (each a “Tranche”), coupled with the accrued and unpaid interest relating to that respective Tranche, is due and payable twelve months from the funding date of the respective Tranche. Any amount of principal or interest that is due under each Tranche, which is not paid by the respective maturity date, will bear interest at the rate of 22% per annum until it is satisfied in full. Crown is entitled to, at any time or from time to time, convert each Tranche under the Crown Bridge Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price of the common stock for the twenty trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note. In connection with the issuance of the First Tranche of the Crowne Bridge Note and SPA, in 2016, the Company issued 450,000 shares of the Company’s common stock to Crown and in connection with the issuance of the first Tranche of the Crowne Bridge Note, in 2016, the Company issued 50,000 shares of the Company’s common stock to Crown. In January 2017, in connection with the Crowne Bridge Note, the Company issued 50,000 shares of the Company’s common stock to Crown. These shares were valued on the date of grant at $0.0685 per share or $3,425 based on the quoted trading price of the Company’s common stock on date of grant. In January 2017, in connection with the issuance of these shares, the Company recorded debt issuance costs of $3,425.

The Crown Bridge Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Labrys securities purchase agreement and debenture

On February 13, 2017, the Company consummated a transaction with Labrys Fund, L.P. (“Labrys”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), the Company issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Labrys. The Company received proceeds of $100,000 in cash from Labrys. The First Note bears interest at the rate of 12% per year. The First Note is due and payable six months from the issue date of the First Note. The Company may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, the Company agreed to issue 1,341,463 shares of its common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to the Company’s treasury if the Company prepay the First Note as provided above. On February 20, 2017, the Company entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury.

On February 21, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), the Company issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Labrys. The Company received proceeds of $58,000 in cash from Labrys. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable six months from the issue date of the Second Note. The Company may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer. The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. These notes contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

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

Other

In 2013, the Company entered into a convertible promissory note agreement with an individual in the amount of $20,000. The note was non-interest bearing, unsecured and was due on demand. The note was convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 2, 2016, the Company entered into a debt purchase and assignment agreement with the debt holder whereby a convertible note in the principal amount of $20,000 was assigned to a third party and the Company entered into a new convertible note agreement (the “Rosen Note”) for $20,000 which became immediately convertible at $.003 per common share. On December 2, 2016, $5,700 of the principal amount was converted into 1,900,000 shares of the Company’s common stock. At March 31, 2017 and December 31, 2016, one note remained due in the principal amount of $14,300 and $14,300, respectively.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

In connection with the issuance of the and Peak, Crown Bridge and Labrys debentures, the Company determined that the terms of these debentures contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date. Additionally, since there is an undeterminable amount of shares issuable under the debentures, the Company accounted for the Rosen Note under the provisions of FASB ASC Topic No. 815-40. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. During the three months ended March 31, 2017, on the initial measurement date of the Labrys debentures, the fair values of the embedded conversion option derivatives of $609,589 was recorded as derivative liabilities and $609,589 was charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded derivative income of $4,409,430 for the three months ended March 31, 2017. Aggregate derivative income from changes in fair value of derivative liabilities and the initial derivative expense on the Labrys debentures amounted to $3,799,841, which is recorded as a component of other income/(expense) on the accompanying consolidated statements of operations.

For the three months ended March 31, 2017 and 2016, amortization of debt discounts related to convertible debentures amounted to $68,125 and $46,486, respectively, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations.

During the three months ended March 31, 2017, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Three months ended March 31, 2017
Dividend rate	0
Term (in years)	2.58 to 0.01 years
Volatility	200.0%
Risk-free interest rate	0.76% to 1.50%

At March 31, 2017 and December 31, 2016, convertible promissory notes consisted of the following:

	March 31, 2017	December 31, 2016
Principal amount	$354,300	$179,300
Less: unamortized debt discount	(260,486)	(153,611)
Convertible notes payable, net	$93,814	$25,689

NOTE 4 – LOANS PAYABLE

On September 23, 2016, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, the Company borrowed $20,000. The Company is required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. On January 25, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, the Company borrowed $25,000. The Company is required to repay the EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The Second EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. In connection with the Second EBF Loan, the Company repaid its first EBF loan. During the three months ended March 31, 2017, the Company borrowed $25,000 and repaid principal amounts of $20,174 and at March 31, 2017 and December 31, 2016, amounts due under the EBF Loan amounted to $19,355 and $14,529, respectively.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

On September 26, 2016, the Company entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, the Company borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. The Company is required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2017, the Company repaid principal amounts of $7,782 and at March 31, 2017 and December 31, 2016, amounts due under the On Deck Loan amounted to $19,982 and $27,764, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the three months ended March 31, 2017, due to related party activity consisted of the following:

Three Months ended March 31, 2017
Balance due to related party at beginning of period	$224
Working capital advances received	47,280
Repayments made and conversions	(47,500)
Balance due to related party at end of period	$4

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

On February 19, 2016, the Board of Directors of the Company authorized and approved to create a new class of voting preferred stock called “Series A Preferred Stock”, consisting of 1,000,000 shares authorized, $0.001 par value. The preferred stock is not convertible into any other class or series of stock and has no liquidation preference value. The Series A Preferred Stock was issued to ensure perpetual control of at least 51% is provided to the holder of the Series A Preferred Stock. On all matters to come before the shareholders of the Company, the holders of Series A Preferred shall have that number of votes per share (rounded to the nearest whole share) equal to the product of (x) the number of shares of Series A Preferred held on the record date for the determination of the holders of the shares entitled to vote (the “Record Date”), or, if no record date is established, at the date such vote is taken or any written consent of shareholders is first solicited, and (y) fifty.

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

Common stock issued for services

For the three months ended March 31, 2017 and 2016, amortization of other prepaid stock-based consulting fees amounted to $10,000 and $60,976, respectively.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Common stock issued in connections with convertible debts

In January 2017, in connection with the Crown Bridge Note (see Note 3), the Company issued 50,000 shares of the Company’s common stock to Crown. These shares were valued on the date of grant at $0.0685 per share or $3,425 based on the quoted trading price of the Company’s common stock on date of grant. In January 2017, in connection with the issuance of these shares, the Company recorded debt issuance costs of $3,425.

On February 21, 2017, in connection with a Convertible Note, the Company issued 1,497,000 shares of its common stock as a debt issuance cost. These common shares were valued at $0.1654 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded debt issuance costs of $89,605, which is included in interest expense, and a debt discount of $158,000 which will be amortized into interest expense over the term on the note (see Note 3).

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through March 31, 2017.

Geographic concentrations of sales

For the three months ended March 31, 2017, total sales to customers located in Europe, the United States and Middle East represent approximately 70%, 10% and 14% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the three months ended March 31, 2017. For the three months ended March 31, 2016, total sales in Europe, represent approximately 99% of total consolidated revenues.

Customer concentrations

For the three months ended March 31, 2017, four customers accounted for approximately 48.8% of total consolidated revenues (13.6%, 10.1% and 25.1% from customers in the product segment, and 10.0% from our only customer in the logistics services segment). For the three months ended March 31, 2016, four customers accounted for approximately 77.5% of total sales (13.8%, 11.8%, 11.2% and 40.7%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the three months ended March 31, 2017 and 2016, the Company purchased substantially all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 8 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products or services to be sold. The Company’s two reportable segments for the three months ended March 31, 2017 were (i) the Product Segment and (ii) the Logistics Services Segment. For the three months ended March 31, 2016, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2017 and December 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Revenues:
Product segment	$237,966	$107,621
Logistics services segment	26,387	—
Total segment and consolidated revenues	264,353	107,621

Gross profit (loss):
Product segment	45,213	32,351
Logistics services segment	(14,507)	—
Total segment and consolidated gross profit	30,706	32,351

Loss from operations
Product segment	$(16,205)	$(164,242)
Logistics services segment	(14,507)	—
Total segment income (loss)	(30,712)	(164,242)
Unallocated costs	(47,385)	(65,416)
Total consolidated loss from operations	$(78,097)	$(229,658)

	March 31, 2017	December 31, 2016
Total assets:

Product segment	$211,295	$183,861
Logistics services segment	79,697	53,310
Total segment and consolidated assets	$290,992	$237,171

NOTE 9 - SUBSEQUENT EVENTS

Forbearance agreements

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

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

On May 8, 2017, in connection with the Peak Debentures (See Note 3), the Company entered into a settlement agreement (the “Settlement Agreement” with Peak. In connection with the Settlement Agreement, the Company paid cash of $69,700 to Peak and Peak waived all existing events of default (including deferred interest at the default rate) and agreed that if the Company elects to redeem all or any part of the then-outstanding debenture, the Redemption Price shall be the par value of the debenture so redeemed. Additionally, on May 9, 2017, the Company entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement (See Note 3) as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, the Company issued 800,000 shares of its common stock.

On April 19, 2017 and amended on May 4, 2017, the Company consummated a transaction with Auctus Fund, LLC. (“Auctus”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “Auctus Securities Purchase Agreement”), the Company issued a convertible promissory note in the principal amount of $235,000 (the “Auctus Note”) to Auctus. The Company received proceeds of $217,250 in cash from Auctus which is net of offering costs of $17,750. The Auctus Note bears interest at the rate of 10% per annum and is due on January 12, 2018. The Company may redeem they Auctus Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the Auctus Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, The Company shall have no right of prepayment. Any amount of principal or interest that is due under the Auctus Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Auctus Note is satisfied in full. Auctus is entitled to, at any time or from time to time, convert the Auctus Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Auctus Note. In connection with the issuance of the Auctus Note, the Company issued 1,509,829 shares of its common stock to Auctus as a commitment fee. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded a debt discount of $60,393 which will be amortized into interest expense over the term on the note. The Auctus Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. The Company determined that the terms of the Auctus Note contains terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on May 4, 2017, as the same may be updated from time to time in documents that we file with the SEC.

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

Comparison of Results of Operations for the Three months ended March 31, 2017 and 2016

Revenues:

For the three months ended March 31, 2017, total revenues amounted to $264,353, as compared to $107,621 for the three months ended March 31, 2016. Revenues in our product segment consist of the sale of products including tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. In August 2016, we began providing logistics services to one customer. For the three months ended March 31, 2017 and 2016, total revenues consisted of the following:

	Three Months Ended March 31,
	2017	2016
Revenues - product segment:
Products	$218,169	$99,450
Shipping	19,797	8,171
Total revenues - product segment	237,966	107,621

Revenues – logistics services segment	26,387	—

Total consolidated revenues	$264,353	$107,621

During the three months ended March 31, 2017, four customers accounted for approximately 48.8% of total consolidated revenues (13.6%, 10.1% and 25.1% from customers in the product segment, and 10.0% from our only customer in the logistics services segment). During the three months ended March 31, 2016, we generated revenues from four customers in our product segment that accounted for approximately 77.5% of total consolidated revenues (13.8%, 11.8%, 11.2%, and 40.7%, respectively). During the three months ended March 31, 2016, we did not operate in our logistic services segment. The increase in revenues in the product segment of $130,345 or 121.1%, was attributable to an increase in orders fulfilled during the 2017 period.

Cost of revenues.

Cost of revenues in our product segment includes cost of products and shipping and handling costs. Cost of revenues in our logistics services segment includes cost of outsourced logistic services provided. For the three months ended March 31, 2017, cost of revenues amounted to $233,647, as compared to $75,270 for the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, total cost of revenues consisted of the following:

	Three Months Ended March 31,
	2017	2016
Cost of revenues - product segment:
Products	$166,968	$60,686
Shipping	25,785	14,584
Total cost of revenues - product segment	192,753	75,270
Cost of revenues – logistics services segment	40,894	—
Total consolidated cost of revenues	$233,647	$75,270

Gross profit and gross margin.

For the three months ended March 31, 2017, gross profit amounted to $30,706, or 11.6%, as compared to $32,351, or 30.1%, for the three months ended March 31, 2016. Gross margin percentages can fluctuate from period to periods depending on the mix of product sold. We expect gross profits to increase in future periods as revenues increase as we develop our logistics services segment and implement operational and pricing efficiencies.

Operating expenses:

For the three months ended March 31, 2017, operating expenses amounted to $108,803, as compared to $262,009 for the three months ended March 31, 2016, a decrease of $153,206, or 58.5%.

	Three Months Ended March 31,
	2017	2016
Compensation and related benefits	$18,500	$1,000
Consulting fees	10,000	79,766
Professional fees	47,385	65,416
Rent expense	1,368	22,157
General and administrative expenses	31,550	93,670
Total	$108,803	$262,009

•	For the three months ended March 31, 2017, compensation and related benefit expensed increased by $17,500, or 1,750.0%, as compared to the three months ended March 31, 2016. The increase was attributable to an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the three months ended March 31, 2017, consulting fees decreased by $69,766, or 87.5%, as compared to the three months ended March 31, 2016. Consulting fees consists of stock-based consulting fees for business development services. The decrease was attributable to the changes in the amortization of prepaid consulting fees during the 2017 period as compared to the 2016 period.

•	For the three months ended March 31, 2017, professional fees decreased by $18,031, or 27.6%. The decrease was attributable to a decrease in accounting fees of $15,000 because we incurred additional accounting fees during the 2016 period for the re-audit of our 2015 and 2014 financial statements, and a decrease in legal fees of $6,802, offset by an increase in other professional fees of $3,771.

•	For the three months ended March 31, 2017, rent expense fees decreased by $20,789 or 93.8%, as compared to the three months ended March 31, 2016. These decreases was attributable to a decrease in rent expense for office space located in the United Kingdom of $16,082 and a decrease in rent expense for office space located in the United States of $4,707. We did not renew our leases upon the expiration of such leases.

•	For the three months ended March 31, 2017, general and administrative expenses decreased by $62,120 or 66.3% as compared to the three months ended March 31, 2016. This decrease was primarily attributable to an decrease in travel expenses of $24,990, a decrease in computer and internet expense of $42,293 incurred for the upgrade of the our website and logistics capabilities, offset by an increase in other general and administrative expenses of $5,163.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2017, loss from operations amounted to $78,097 as compared to a loss from operations of $229,658 for the three months ended March 31, 2016, a decrease of $151,561, or 66.0%.

Other income (expenses).

Other expenses includes interest expense and gains or losses on derivative liabilities. For the three months ended March 31, 2017, total other income amounted to $3,625,817, as compared total other expenses to $17,301 for the three months ended March 31, 2016, a positive change of $3,643,118. For the three months ended March 31, 2017, we recorded a gain on derivative liabilities of $3,799,841 and interest expense of $174,024 (including $93,030 and $68,125 related to stock-based interest expense incurred from the issuance of common shares for debt issuances, and amortization of debt discount, respectively).  For the three months ended March 31, 2016, we recorded a gain on derivative liabilities of $40,807 and interest expense of $58,108 (including $46,486 related to the amortization of debt discount).

Net income (loss).

As a result of the foregoing, for the three months ended March 31, 2017, net income amounted to $3,547,720, or $0.12 per share (basic) and $(0.00) per share (diluted), as compared to a net loss of $(246,959), or $(0.01) per share (basic and diluted), for the three months ended March 31, 2016, a change of $3,794,679, or 1,537%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,290,101 and $9,971 of cash as of March 31, 2017 and a working capital deficit of $5,088,851 and $2,991 of cash as of December 31, 2016.

The following table sets forth a summary of changes in our working capital (deficit) from December 31, 2016 to March 31, 2017:

			December 31, 2016 to March 31, 2017
	March 31, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$290,992	$237,171	$53,821	22.7%
Total current liabilities	(1,581,093)	(5,326,022)	3,744,929	70.3%
Working capital (deficit):	$(1,290,101)	$(5,088,851)	$3,798,750	74.6%

The reduction in working capital deficit was primarily attributable to a decrease in derivative liabilities of $3,799,841,

Net cash flow used in operating activities was $147,844 for the three months ended March 31, 2017 as compared to net cash used in operating activities of $276,722 for the three months ended March 31, 2016, a decrease of $128,878.

•	Net cash flow used in operating activities for the three months ended March 31, 2017 primarily reflected net income of $3,547,720 and the add-back of non-cash items consisting of a gain on derivative liabilities of $3,799,841, stock-based compensation expense of $10,000, debt issuance costs of $93,030 and amortization of debt discount of $68,125, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $104,527, an increase in inventory of $34,934, an increase in advances from customers of $58,357, a decrease in advances to supplier of $79,867 and a decrease in accounts payable of $49,604.

•	Net cash flow used in operating activities for the three months ended March 31, 2016 primarily reflected a net loss of $246,959 and the add-back of noncash items consisting of amortization of debt discount to interest expense of $46,486, stock-based compensation expense of $76,976, and a gain on derivative liability of $40,807, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $14,758, an increase in advances to supplier of $80,935, and a decrease in accounts payable of $18,058.

Net cash provided by financing activities was $154,824 for the three months ended March 31, 2017, as compared to net cash provided by financing activities $135,427 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received net proceeds from the convertible debt of $158,000 and proceeds from loans of $25,000 and we repaid loans of $27,956. During the three months ended March 31, 2016, we received net proceeds from the sale of common stock of $200,000 and we repaid related party advances of $26,000 and repaid convertible debt of $38,573.

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

Recent Financings

Loans

On September 21, 2016, we entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, we borrowed $20,000 and received net proceeds of $20,000. We are required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from our bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by our assets and is personally guaranteed by our chief executive officer. On January 30, 2017, we entered into another business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, we borrowed $25,000. We are required to repay the Second EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. Each payment is deducted directly from our bank accounts. The Second EBF Loan has an effective interest rate of approximately 116%, is secured by our assets and is personally guaranteed by our chief executive officer. In connection with the Second EBF Loan, the Company repaid its first EBF loan. At March 31, 2017, amounts due under the EBF Second Loan amounted to $19,355.

On September 23, 2016, we entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, we borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $825. We are required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from our bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by our chief executive officer. At March 31, 2017, amounts due under the On Deck Loan amounted to $19,982.

Securities Purchase Agreement and Debenture

On October 24, 2016 (the “Issuance Date”), we entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P., an accredited investor (“Peak”), whereby Peak agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued a convertible debenture to Peak on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). On October 26, 2016, we received net cash proceeds of $70,000 under this convertible note which was net of debt issuance costs and legal fees of $15,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each convertible debenture issued pursuant to the SPA and any accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. In connection with the issuance of the SPA, in 2016, we issued 650,000 shares of the Company’s common stock to Peak. Peak is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either we are not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

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

On November 18, 2016 (the “Closing Date”), we consummated a transaction with an accredited investor (“Crown”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “SPA”), Crown agreed to invest up to $340,000 (the “Purchase Price”) in our Company in exchange for a convertible promissory note in the principal amount of $400,000 (the “Crown Bridge Note”). The Crown Bridge Note carries a prorated original issue discount of $60,000 and bears interest at the rate of 6% per year. Through March 31, 2017, Crown funded the two tranches under the Crown Bridge Note in principal amounts aggregating $80,000 and the Company received net proceeds of $62,000 in cash after debt issuance costs of $18,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each tranche funded under the Crown Bridge Note (each a “Tranche”), coupled with the accrued and unpaid interest relating to that respective Tranche, is due and payable twelve months from the funding date of the respective Tranche. Any amount of principal or interest that is due under each Tranche, which is not paid by the respective maturity date, will bear interest at the rate of 22% per annum until it is satisfied in full. Crown is entitled to, at any time or from time to time, convert each Tranche under the Crown Bridge Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price of the common stock for the twenty trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note In connection with the issuance of the First Tranche of the Crowne Bridge Note and SPA, in 2016, the Company issued 450,000 shares of the Company’s common stock to Crown and in connection with the issuance of the first Tranche of the Crowne Bridge Note, in 2016, the Company issued 50,000 shares of the Company’s common stock to Crown. In January 2017, in connection with the Crowne Bridge Note, the Company issued 50,000 shares of the Company’s common stock to Crown. The Crown Bridge Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

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

On April 19, 2017 and amended on May 4, 2017, we consummated a transaction with Auctus Fund, LLC. (“Auctus”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “Auctus Securities Purchase Agreement”), we issued a convertible promissory note in the principal amount of $235,000 (the “Auctus Note”) to Auctus. We received proceeds of $217,250 in cash from Auctus which is net of offering costs of $17,750. The Auctus Note bears interest at the rate of 10% per annum and is due on January 12, 2018. The Company may redeem they Auctus Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the Auctus Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, The Company shall have no right of prepayment. Any amount of principal or interest that is due under the Auctus Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Auctus Note is satisfied in full. Auctus is entitled to, at any time or from time to time, convert the Auctus Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Auctus Note. In connection with the issuance of the Auctus Note, we issued 1,509,829 shares of its common stock to Auctus as a commitment fee. The Auctus Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, we recognize sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. Our standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue.

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with our revenue recognition policy.

For logistics services performed, we recognize revenue upon performance and completion of services rendered.

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

The following tables summarize our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable	$354,300	$354,300	$-	$-	$-
Loans payable	39,337	39,337	-	-	-
Total	$393,637	$393,637	$-	$-	$-

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control-Integrated Framework (2013 framework) and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2017, our internal control over financial reporting was not effective. Material weaknesses include:

(1)	We did not maintain a sufficient system that keep track of documents.
(2)	Lack of segregation of duties
(3)	Lack of audit committee
(4)	Lack of experienced and qualified personal to fulfill accounting and reporting functions

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal control over financial reporting during the period ended March 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, in connection with convertible debt, we issued 50,000 shares of the Company’s common stock to the lender.

On February 21, 2017, in connection with a Convertible Note, we issued 1,497,000 shares of our common stock as a debt issuance cost.

These shares were issued in a private transaction to one consultant in reliance on Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Convertible Promissory Note in the Principal Amount of $235,000, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC. Dated April 19, 2017
10.2*	Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC, dated April 19, 2017.
10.3*	Amendment to the Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC., dated May 4, 2017
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Petrone Worldwide, Inc. (Registrant)

Date: May 22, 2017	/s/ Victor Petrone
Victor Petrone
President, Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

