Form 10-Q
period 2017-06-30
PETRONE WORLDWIDE, INC.
filed 2017-08-14
CIK 1096132

77

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes  ☑ No

As of August 14, 2017, the registrant had 51,961,038 shares of common stock, par value $0.001 per share, issued and outstanding.

1

PETRONE WORLDWIDE, INC.

FORM 10-Q

June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,898	$2,991
Accounts receivable, net	71,289	66,940
Inventory	12,617	—
Prepaid expenses and other current assets	20,411	35,994
Advances to supplier	140,515	131,246

Total Current Assets	262,730	237,171

TOTAL ASSETS	$262,730	$237,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net	$257,381	$25,689
Loans payable	47,663	42,293
Accounts payable	65,293	93,616
Accrued expenses	23,053	13,572
Advances from customers	4,334	79,780
Due to related party	4	224
Derivative liabilities	843,309	5,070,848

Total Current Liabilities	1,241,037	5,326,022

TOTAL LIABILITIES	1,241,037	5,326,022

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,000	1,000
Common stock: $.001 par value, 2,500,000,000 shares authorized; 37,147,677 and 28,609,897 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37,148	28,610
Additional paid-in capital	4,563,020	4,164,884
Accumulated deficit	(5,579,475)	(9,283,345)

TOTAL STOCKHOLDERS' DEFICIT	(978,307)	(5,088,851)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$262,730	$237,171

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES:
Product segment	$125,101	$63,808	$363,067	$171,429
Logistic services segment	22,049	—	48,436	—

Total Revenues	147,150	63,808	411,503	171,429

COST OF REVENUES:
Product segment	100,019	58,626	292,772	133,896
Logistic services segment	22,248	—	63,142	—

Total Cost of Revenues	122,267	58,626	355,914	133,896

GROSS PROFIT	24,883	5,182	55,589	37,533

OPERATING EXPENSES:
Compensation and related benefits	80,000	32,000	98,500	33,000
Consulting fees	40,058	64,574	50,058	144,340
Professional fees	50,458	33,388	97,843	98,804
Rent expense	760	13,059	2,128	35,216
General and administrative expenses	21,434	50,946	52,984	144,616

Total Operating Expenses	192,710	193,967	301,513	455,976

LOSS FROM OPERATIONS	(167,827)	(188,785)	(245,924)	(418,443)

OTHER INCOME (EXPENSES):
Interest expenses	(191,450)	(87,525)	(365,474)	(145,633)
Debt issuance and settlement expenses	(121,700)	—	(121,700)	—
Gain on derivative liabilities	637,127	14,693	4,436,968	55,500

Total Other Income (Expenses)	323,977	(72,832)	3,949,794	(90,133)

NET INCOME (LOSS)	$156,150	$(261,617)	$3,703,870	$(508,576)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.01)	$0.12	$(0.02)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31,962,477	22,733,853	30,627,968	22,485,739
Diluted	210,671,481	22,733,853	209,336,972	22,485,739

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,703,870	$(508,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	237,014	92,971
Stock-based compensation	19,333	117,149
Stock-based interest expense for debt issuance costs and modification	93,030	28,000
Debt issuance and settlement expenses	52,501	—
Gain on derivative liabilities	(4,436,968)	(55,500)
Change in operating assets and liabilities:
Accounts receivable	(4,349)	(16,977)
Prepaid expenses and other current assets	(3,750)	—
Inventory	(12,617)	—
Advances to supplier	(9,269)	(97,872)
Accounts payable	(28,323)	(35,445)
Accrued expenses	9,481	2,497
Advances from customers	(75,446)	—

NET CASH USED IN OPERATING ACTIVITIES	(455,493)	(473,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	49,680	—
Repayment of related party advances	(49,900)	(35,879)
Proceeds from convertible debt	465,250	—
Repayment of convertible debt	—	(131,644)
Proceeds from loans payable	65,000	—
Repayment of loans payable	(59,630)	—
Proceeds from sale of common stock and subscription receivable	—	480,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	470,400	312,477

NET INCREASE (DECREASE) IN CASH	14,907	(161,276)

CASH, beginning of period	2,991	208,064

CASH, end of period	$17,898	$46,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$21,144	$50,122
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$34,257	$12,786
Debt discount for derivative liabilities	$243,686	$—
Common stock issued for debt conversion	$25,322	$—
Common stock issued for debt discount	$221,564	$—

See accompanying notes to unaudited consolidated financial statements.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

On July 12, 2017, the board of directors of the Company and a stockholder holding a majority of the Company’s voting power took action by written consent to approve an amendment to the Company’s articles of incorporation to increase its authorized capital stock from 910,000,000 to 2,510,000,000 shares, of which 2,500,000,000 will be common stock and 10,000,000 will be preferred stock.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements include the financial statements of its wholly-owned subsidiary, Petrone Food Works, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 4, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $245,924 and $418,443 for the six months ended June 30, 2017 and 2016, respectively. The net cash used in operations were $455,493 and $473,753 for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working deficit of $5,579,475, $978,307 and $978,307, respectively, at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2017 and 2016 include estimates on allowance for doubtful accounts, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company accounts for one instrument at fair value using level 3 valuation.

	At June 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$843,309	—	—	$5,070,848

PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

Fair value of financial instruments and fair value measurements (continued)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2016	$5,070,848
Initial valuation of derivative liabilities included in debt discount	243,686
Initial valuation of derivative liabilities included in gain on derivative liabilities	808,385
Reclassification of derivative liabilities to equity upon conversion	(34,257)
Change in fair value included in net income	(5,245,353)
Balance at June 30, 2017	$843,309

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense. At June 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,375.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue. Advances from customers at June 30, 2017 and December 31, 2016 amounted to $4,334 and $79,780, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

For logistics services performed, the Company recognizes revenue upon performance and completion of services rendered.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$156,150	(261,617)	$3,703,870	(508,576)
Weighted average common shares outstanding - basic	31,962,477	22,733,853	30,627,968	22,485,739
Net income (loss) per common share - basic	$0.00	(0.01)	$0.12	(0.02)

Income (loss) per common share - diluted:
Net income (loss) – basic	$156,150	(261,617)	$3,703,870	(508,576)
Add: interest of convertible debt	10,627	—	14,286	—
Less: expense of debt discount upon assumed conversion	(166,111)	—	(426,597)	—
Less: gain on derivative liabilities	(637,127)	—	(4,436,968)	—
Numerator for income (loss) per common share - diluted	$(636,461)	(261,617)	$(1,145,409)	(508,576)

Weighted average common shares outstanding – basic	31,962,477	22,733,853	30,627,968	22,485,739
Effect of dilutive securities:
Convertible notes payable	178,709,004	—	178,709,004	—
Weighted average common shares outstanding – diluted	210,671,481	22,733,853	209,336,972	22,485,739
Net income (loss) per common share - diluted	$(0.00)	(0.01)	$(0.00)	(0.02)

For the three and six months ended June 30, 2017 and 2016, potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net loss and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convertible notes	—	449,523	—	449,523

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

NOTE 2 – CONVERTIBLE NOTES

Securities Purchase Agreements and Debentures

Peak securities purchase agreement and debenture

On October 24, 2016 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P., an accredited investor (“Peak”), whereby Peak agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued a convertible debenture to Peak on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”). On October 26, 2016, the Company received net cash proceeds of $70,000 under this convertible note which was net of debt issuance costs and legal fees of $15,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each convertible debenture issued pursuant to the SPA and any accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. In connection with the issuance of the SPA, in 2016, the Company issued 650,000 shares of the Company’s common stock to Peak.

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

On May 8, 2017, in connection with the Peak Debentures, the Company entered into a settlement agreement (the “Settlement Agreement”) with Peak. In connection with the Settlement Agreement, the Company paid cash of $69,700 to Peak and Peak waived all existing events of default (including deferred interest at the default rate) and agreed that if the Company elects to redeem all or any part of the then-outstanding debenture, the Redemption Price shall be the par value of the debenture so redeemed. Additionally, on May 9, 2017, the Company entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement, as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, the Company issued 800,000 shares of its common stock valued at $32,000 (see Note 6). Additionally, in June 2017, the Company issued 3,380,951 shares of its common stock upon conversion of note principal of $17,600 (see Note 6).

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
June 30, 2017

The Crown Bridge Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

On April 12, 2017, in connection with certain with the Crown Bridge Notes, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Crown whereby Crown waived any event of default, as defined in the Crown Bridge Notes, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement as well as any rights provided in the Crown Bridge Notes that would permit Crown to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with this Forbearance Agreement, the Company increased the principal amounts due under the Crown Bridge Notes by $20,000.

Additionally, in June 2017, the Company issued 1,300,000 shares of its common stock upon the conversion of principal note balance of $7,723 and fees of $500 (see Note 6).

Labrys securities purchase agreement and debenture

On February 13, 2017, the Company consummated a transaction with Labrys Fund, L.P. (“Labrys”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), the Company issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Labrys. The Company received proceeds of $100,000 in cash from Labrys. The First Note bears interest at the rate of 12% per year. The First Note is due and payable six months from the issue date of the First Note. The Company may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, the Company agreed to issue 1,341,463 shares of its common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to the Company’s treasury if the Company prepays the First Note as provided above. On February 20, 2017, the Company entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury.

On February 21, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), the Company issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Labrys. The Company received proceeds of $58,000 in cash from Labrys. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable six months from the issue date of the Second Note. The Company may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer (see Note 6). The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. These notes contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

Auctus Fund, LLC securities purchase agreement and debenture

On April 19, 2017 and amended on May 4, 2017, the Company consummated a transaction with Auctus Fund, LLC. (“Auctus”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “Auctus Securities Purchase Agreement”), the Company issued a convertible promissory note in the principal amount of $235,000 (the “Auctus Note”) to Auctus. The Company received proceeds of $217,250 in cash from Auctus which is net of offering costs of $17,750. The Auctus Note bears interest at the rate of 10% per annum and is due on January 12, 2018. The Company may redeem they Auctus Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the Auctus Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, The Company shall have no right of prepayment. Any amount of principal or interest that is due under the Auctus Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Auctus Note is satisfied in full. Auctus is entitled to, at any time or from time to time, convert the Auctus Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Auctus Note. In connection with the issuance of the Auctus Note, the Company issued 1,509,829 shares of its common stock to Auctus as a commitment fee. These common shares were valued at $0.04 per share, or $63,564, based on the quoted trading price of the Company’s common stock on the note date. In connection with the issuance of these shares, the Company recorded a debt discount of $63,564 which will be amortized into interest expense over the term on the note. The Auctus Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

EMA Financial, LLC securities purchase agreement and debenture

On June 22, 2017, the Company consummated a transaction with EMA Financial, LLC. (“EMA”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “EMA Securities Purchase Agreement”), the Company issued a convertible promissory note in the principal amount of $100,000 (the “EMA Note”) to EMA. The Company received proceeds of $90,000 in cash from EMA, which is net of offering costs of $10,000. The EMA Note bears interest at the rate of 10% per annum and is due on June 22, 2018. The Company may redeem the EMAs Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the EMA Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, Any amount of principal or interest that is due under the EMA Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the EMA Note is satisfied in full. EMA is entitled to, at any time or from time to time, convert the EMA Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the EMA Note. The EMA Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

Rosen convertible note

In 2013, the Company entered into a convertible promissory note agreement with an individual in the amount of $20,000. The note was non-interest bearing, unsecured and was due on demand. The note was convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 2, 2016, the Company entered into a debt purchase and assignment agreement with the debt holder whereby a convertible note in the principal amount of $20,000 was assigned to a third party and the Company entered into a new convertible note agreement (the “Rosen Note”) for $20,000 which became immediately convertible at $.003 per common share. On December 2, 2016, $5,700 of the principal amount was converted into 1,900,000 shares of the Company’s common stock. At June 30, 2017 and December 31, 2016, one note remained due in the principal amount of $14,300.

Derivative liabilities pursuant to securities purchase agreements and debentures

In connection with the issuance of the Peak, Crown Bridge, Labrys, Auctus and EMA debentures, the Company determined that the terms of these debentures contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion options contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date. Additionally, since there is an undeterminable amount of shares issuable under the debentures, the Company accounted for the Rosen Note under the provisions of FASB ASC Topic No. 815-40. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

In connection with the issuance of debentures during the six months ended June 30, 2017, on the initial measurement date of the Labrys, Auctus and EMA debentures, the fair values of the embedded conversion option derivatives of $1,052,071 was recorded as derivative liabilities, $808,385 was charged to current period operations as initial derivative expense, and $243,686 was recorded as a debt discount and will be amortized into interest expense over the term of the respective note.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded derivative income of $5,245,353 and $55,500 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, amortization of debt discounts related to convertible debentures amounted to $237,014 and $92,971, respectively, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations.

During the six months ended June 30, 2017, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Six months ended June 30, 2017
Dividend rate	0
Term (in years)	2.58 to 0.01 years
Volatility	157.2%
Risk-free interest rate	0.76% to 1.55%

At June 30, 2017 and December 31, 2016, convertible promissory notes consisted of the following:

	June 30, 2017	December 31, 2016
Principal amount	$683,978	$179,300
Less: unamortized debt discount	(426,597)	(153,611)
Convertible notes payable, net	$257,381	$25,689

NOTE 3 – LOANS PAYABLE

On September 23, 2016, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, the Company borrowed $20,000. The Company is required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. On January 25, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, the Company borrowed $25,000 and repaid the EBF Loan. The Company is required to repay the EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. On June 8, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Third EBF Loan”). Pursuant to the Third EBF Loan, the Company borrowed $40,000 and repaid the Second EBF Loan. The Company is required to repay the EBF Loan by making daily payments of $376 on each business day until the purchased amount of $56,400 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The Third EBF Loan has an effective interest rate of approximately 123%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During the six months ended June 30, 2017, the Company borrowed $65,000 and repaid principal amounts of $42,677 and at June 30, 2017 and December 31, 2016, amounts due under the EBF Loan amounted to $36,853 and $14,529, respectively.

On September 26, 2016, the Company entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, the Company borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. The Company is required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2017, the Company repaid principal amounts of $16,953 and at June 30, 2017 and December 31, 2016, amounts due under the On Deck Loan amounted to $10,810 and $27,764, respectively.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the six months ended June 30, 2017, due to related party activity consisted of the following:

Six Months ended June 30, 2017
Balance due to related party at beginning of period	$224
Working capital advances received	49,680
Repayments made and conversions	(49,900)
Balance due to related party at end of period	$4

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

Common stock issued for services

For the six months ended June 30, 2017 and 2016, amortization of other prepaid stock-based consulting fees amounted to $19,333 and $117,149, respectively.

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

On February 21, 2017, in connection with a Convertible Note, the Company issued 1,497,000 shares of its common stock as a debt issuance cost. These common shares were valued at $0.1654 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded debt issuance costs of $89,605, which is included in interest expense, and a debt discount of $158,000 which is being amortized into interest expense over the term on the note (see Note 3).

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

On May 4, 2017, in connection with a Convertible Note, the Company issued 1,509,829 shares of its common stock as a debt issuance cost. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded a debt discount of $63,564 which is being amortized into interest expense over the term on the note (see Note 3).

On May 8, 2017, the Company entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement (See Note 3) as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, the Company issued 800,000 shares of its common stock. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the agreement date, In connection with the issuance of these shares, the Company recorded debt settlement expense of $32,000.

In June 2017, in connection with the conversion of debt of $25,323 and the payment of fees of $501, the Company issued 4,680,951 shares of common stock. Upon conversion of the debt, the Company reclassified derivative liabilities of $34,257 to paid-in capital.

NOTE 6 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through June 30, 2017.

Geographic concentrations of sales

For the six months ended June 30, 2017, total sales to customers located in Europe and the United States represent approximately 88.2% and 11.8% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the six months ended June 30, 2017. For the six months ended June 30, 2016, total sales to customers located in Europe, Asia and Latin America represent approximately 92.3%, 6.4% and 1.3% of total consolidated revenues, respectively

Customer concentrations

For the six months ended June 30, 2017, four customers accounted for approximately 58.9% of total consolidated revenues (31.0%, 8.7% and 7.4% from customers in the product segment, and 11.8% from our only customer in the logistics services segment). For the six months ended June 30, 2016, six customers accounted for approximately 70.3% of total sales (31%, 11.8%, 8.7%, 4%, 6.5% and 4.9% respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the six months ended June 30, 2017 and 2016, the Company purchased substantially all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 7 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products or services to be sold. The Company’s two reportable segments for the six months ended June 30, 2017 were (i) the Product Segment and (ii) the Logistics Services Segment. For the six months ended June 30, 2016, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2017 and December 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product segment	$125,101	$63,808	$363,067	$171,429
Logistics services segment	22,049	—	48,436	—
Total segment and consolidated revenues	147,150	63,808	411,503	171,429

Gross profit (loss):
Product segment	25,082	5,182	70,295	37,533
Logistics services segment	(199)	—	(14,706)	—
Total segment and consolidated gross profit	24,883	5,182	55,589	37,533

Loss from operations
Product segment	$(117,170)	$(155,397)	$(133,375)	$(319,639)
Logistics services segment	(199)	—	(14,706)	—
Total segment income (loss)	(117,369)	(155,397)	(148,081)	(319,639)
Unallocated income/(costs)	(50,458)	(33,388)	(97,843)	(98,804)
Total consolidated loss from operations	$(167,827)	$(188,785)	$(245,924)	$(418,443)

	June 30, 2017	December 31, 2016
Total assets:
Product segment	$183,034	$183,861
Logistics services segment	79,697	53,310
Total segment and consolidated assets	$262,730	$237,171

NOTE 8 - SUBSEQUENT EVENTS

From July 1, 2017 through August 10, 2017, in connection with the conversion of debt of $25,414 and the payment of fees of $1,500, the Company issued 14,813,361 shares of common stock.

On July 12, 2017, the board of directors of the Company and a stockholder holding a majority of the Company’s voting power took action by written consent to approve an amendment to the Company’s articles of incorporation to increase its authorized capital stock from 910,000,000 to 2,510,000,000 shares, of which 2,500,000,000 will be common stock and 10,000,000 will be preferred stock.

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

Comparison of Results of Operations for the Three and Six months ended June 30, 2017 and 2016

Revenues:

For the three months and six months ended June 30, 2017, total revenues amounted to $147,150 and $411,503, as compared to $63,808 and $171,429 for the three and six months ended June 30, 2016 respectively. Revenues in our product segment consist of the sale of products including tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. In August 2016, we began providing logistics services to one customer. For the three and six months ended June 30, 2017 and 2016, total revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues - product segment:
Products	$117,007	$50,619	$335,176	$150,069
Shipping	8,094	13,189	27,891	21,360
Total revenues - product segment	125,101	63,808	363,067	171,429
Revenues – logistics services segment	22,049	—	48,436	—
Total consolidated revenues	$147,150	$63,808	$411,503	$171,429

During the three months ended June 30, 2017, four customers accounted for approximately 72.2% of total consolidated revenues (41.7%, 8.1% and 7.4% from customers in the product segment, and 15.0% from our only customer in the logistics services segment) as compared to four customers accounted for approximately 78.6% of total consolidated revenues (24.3%, 21.6%, 17.0% and 15.6% from customers in the product segment for the three months ended June 30, 2016. During the six months ended June 30, 2017, we generated revenues from four customers in our product segment that accounted for approximately 60.8% of total consolidated revenues (35.1%, 9.9%, 8.4%, and 7.4%, respectively) as compared to revenues from four customers in our product segment that accounted for approximately 54.6% of total consolidated revenues (25.5%, 10.9%, 10.1%, and 8.1%, respectively) for the six months ended June 30, 2016. For the three months end June 30, 2017, there was an increase in revenues in the product segment of $61,293, or 96.1%, and for the six months ended there was an increase in revenues in the product segment of $191,638, or 111.8%, both were attributable to an increase in orders fulfilled during the 2017 period. During the three and six months ended June 30, 2016, we did not operate in our logistic services segment.

Cost of revenues.

Cost of revenues in our product segment includes cost of products and shipping and handling costs. Cost of revenues in our logistics services segment includes cost of outsourced logistic services provided. For the three and six months ended June 30, 2017, cost of revenues amounted to $122,267 and $355,914, as compared to $58,626 and $133,896 for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2017 and 2016, total cost of revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues - product segment:
Products	$88,123	$45,460	$255,090	$106,146
Shipping	11,896	13,166	37,682	27,750
Total cost of revenues - product segment	100,019	58,626	292,772	133,896
Cost of revenues – logistics services segment	22,248	—	63,142	—
Total consolidated cost of revenues	$122,267	$58,626	$355,914	$133,896

Gross profit and gross margin.

For the three months ended June 30, 2017, gross profit amounted to $24,883, or 16.9%, as compared to $5,182, or 8.1%, for the three months ended June 30, 2016. For the six months ended June 30, 2017, gross profit amounted to $55,589, or 13.5%, as compared to $37,533, or 21.9%, for the six months ended June 30, 2016. Gross margin percentages can fluctuate from period to periods depending on the mix of product sold and operational and pricing efficiencies. We expect gross profits to increase in future periods as revenues increase as we develop our logistics services segment and implement operational and pricing efficiencies.

Operating expenses:

For the three months ended June 30, 2017, operating expenses amounted to $192,710, as compared to $193,967 for the three months ended June 30, 2016, a decrease of $1,257, or 0.7%. For the six months ended June 30, 2017, operating expenses amounted to $301,513, as compared to $455,976 for the six months ended June 30, 2016, a decrease of $154,463 or 33.9%. For the three and six month ended June 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation and related benefits	$80,000	$32,000	$98,500	$33,000
Consulting fees	40,058	63,574	50,058	144,340
Professional fees	50,458	33,388	97,843	98,804
Rent expense	760	13,059	2,128	35,216
General and administrative expenses	21,434	50,946	52,984	144,616
Total	$192,710	$193,967	$301,513	$455,976

•	For the three and six months ended June 30, 2017, compensation and related benefit expensed increased by $48,000 or 150.0%, and $63,500 or 198.48% as compared to the three and six months ended June 30, 2016 respectively. The increase was attributable to an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the three and six months ended June 30, 2017, consulting fees decreased by $24,516, or 38.0%, and $94,282, or 65.3%, as compared to the three and six months ended June 30, 2016, respectively. Consulting fees consists of stock-based consulting fees for business development services. The decrease was attributable to the changes in the amortization of prepaid consulting fees during the 2017 period as compared to the 2016 period.

•	For the three and six months ended June 30, 2017, professional fees increased by $17,070, or 51.1%, and decreased by $961, or 1.0% as compared to the three and six months ended June 30, 2016, respectively. The three month increase was attributable to a $9,313 increase in legal fees, an increase in accounting fees of $2,500 and an increase in other professional fees of $5,257. The six month decrease was attributable to a decrease in accounting fees of $12,500 because we incurred additional accounting fees during the 2016 period for the re-audit of our 2015 and 2014 financial statements, offset by an increase in other professional fees of $11,539.

•	For the three and six months ended June 30, 2017, rent expense fees decreased by $12,299, or 94.2%, and $33,088, or 94.0%, as compared to the three and six months ended June 30, 2016, respectively. These decreases was attributable to a decrease in rent expense for office space located in the United Kingdom and United States. We did not renew our leases upon the expiration of such leases.

•	For the three and six months ended June 30, 2017, general and administrative expenses decreased by $29,512, or 57.9%, and $91,632, or 63.4% as compared to the three and six months ended June 30, 2016, respectively. The three month decrease was primarily attributable to a decrease in travel expenses of $28,846, a decrease in computer and internet expense of $3,574 incurred for the upgrade of the our website and logistics capabilities, offset by an increase in other general and administrative expenses of $2,908. The six month decrease was primarily attributable to a decrease in travel expenses of $53,836, a decrease in computer and internet expense of $45,867 incurred for the upgrade of the our website and logistics capabilities, offset by an increase in other general and administrative expenses of $8,071.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2017, loss from operations amounted to $167,827 as compared to $188,785 for the three months ended June 30, 2016, a decrease of $20,958, or 11.1% and for the six months ended June 30, 2017, loss from operations amounted to $245,924 as compared to $418,443 for the six months ended June 30, 2016, a decrease of $172,519, or 41.2%.

Other income (expenses).

Other income (expenses) includes interest expense, debt issuance and settlement expenses and gains or losses on derivative liabilities. For the three months ended June 30, 2017, total other income amounted to $323,977 as compared to other expenses of $72,832 for the three months ended June 30, 2016, a change of $396,809. For the six months ended June 30, 2017, total other income amounted to $3,949,794 as compared to other expenses of $90,133 for the six months ended June 30, 2016, a change of $4,039,927. For the three months ended June 30, 2017, we recorded a gain on derivative liabilities of $637,127, debt issuance and settlement expenses of $121,700, and interest expense of $191,450 as compared to a gain on derivative liabilities of $14,693 and interest expense of $87,525 for the three months ended June 30, 2016. For the six months ended June 30, 2017, we recorded a gain on derivative liabilities of $4,436,968, debt issuance and settlement expenses of $121,700, and interest expense of $365,474 as compared to a gain on derivative liabilities of $55,500 and interest expense of $145,633 for the six months ended June 30, 2016. For the three and six months ended June 30, 2017, the increase in interest expense was attributable to an increase in interested-bearing debt and an increase in the amount of amortization of debt discount. Since our convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date, we record gains or losses on derivative liabilities which fluctuate each period.

Net income (loss).

As a result of the foregoing, for the three months ended June 30, 2017, net income amounted to $156,150 or $0.00 per common share (basic and diluted), as compared to a net loss of $261,617, or $(0.01) per common share (basic and diluted), for the three months ended June 30, 2016, an change of $417,767, or 159.7%, and for the six months ended June 30, 2017, net income amounted to $3,703,870, or $0.06 per common share (basic) and $0.00 (diluted), as compared to a net loss of $508,576 or, $(0.02), per common share (basic and diluted), for the six months ended June 30, 2015, an change of $4,212,446, or 828.3%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $978,307 and $17,898 of cash as of June 30, 2017 and a working capital deficit of $5,088,851 and $2,991 of cash as of December 31, 2016. The following table sets forth a summary of changes in our working capital (deficit) from December 31, 2016 to June 30, 2017:

			December 31, 2016 to June 30, 2017
	June 30, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$262,730	$237,171	$25,559	10.8%
Total current liabilities	(1,241,037)	(5,326,022)	4,084,985	76.8%
Working capital (deficit):	$(978,307)	$(5,088,851)	$4,110,544	80.8%

The reduction in working capital deficit was primarily attributable to a decrease in derivative liabilities of $4,227,539 or 83.3%.

Net cash flow used in operating activities was $455,493 for the six months ended June 30, 2017 as compared to net cash used in operating activities of $473,753 for the six months ended June 30, 2016, a decrease of $18,260.

•	Net cash flow used in operating activities for the six months ended June 30, 2017 primarily reflected net income of $3,703,870 and the add-back of non-cash items consisting of amortization of debt discount to interest expense of $237,014, a gain on derivative liabilities of $4,436,968, stock-based compensation expense of $19,333, stock-based interest expense for debt issuance costs and modification of $93,030 and debt issuance and settlement expenses of $52,501, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $4,349, an increase in inventory of $12,617, a decrease in advances from customers of $75,446, an increase in advances to supplier of $9,269 and an decrease in accounts payable of $28,323.

•	Net cash flow used in operating activities for the three months ended June 30, 2016 primarily reflected a net loss of $508,576 and the add-back of non-cash items consisting of amortization of debt discount to interest expense of $92,971, stock based compensation of $117,149, stock-based interest expense for debt issuance costs and modification of $28,000, and a gain in derivative liabilities of $55,500, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of 16,977, an increase in advances to supplier of $97,872, and a decrease in accounts payable of $35,445.

Net cash provided by financing activities was $470,400 for the six months ended June 30, 2017, as compared to net cash provided by financing activities $312,477 for the six months ended June 30, 2016, an increase of $157,923. During the six months ended June 30, 2017, we received net proceeds from the convertible debt of $465,250 and proceeds from loans of $65,000 and we repaid net loans of $59,630. During the six months ended June 30, 2016, we received net proceeds from the sale of common stock and subscriptions receivable of $480,000 and we repaid related party advances of $35,879 and repaid convertible debt of $131,644.

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

Recent Financings

Loans

On September 23, 2016, we entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, we borrowed $20,000. On January 25, 2017, we entered into a business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, the Company borrowed $25,000 and repaid the first EBF Loan. On June 8, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Third EBF Loan”). Pursuant to the Third EBF Loan, we borrowed $40,000 and repaid the Second EBF Loan. We are required to repay the Third EBF Loan by making daily payments of $376 on each business day until the purchased amount of $56,400 is paid in full. Each payment is deducted directly from our bank accounts. The Third EBF Loan has an effective interest rate of approximately 123%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. In summary, during the six months ended June 30, 2017, we borrowed $65,000 and repaid principal amounts of $42,677 and at June 30, 2017 and December 31, 2016, amounts due under the EBF Loan amounted to $36,853 and $14,529, respectively.

On September 26, 2016, we entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, we borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. We are required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2017, we repaid principal amounts of $16,953 and at June 30, 2017 and December 31, 2016, amounts due under the On Deck Loan amounted to $10,810 and $27,764, respectively.

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

On May 8, 2017, in connection with the Peak Debentures, we entered into a settlement agreement (the “Settlement Agreement”) with Peak. In connection with the Settlement Agreement, we paid cash of $69,700 to Peak and Peak waived all existing events of default (including deferred interest at the default rate) and agreed that if we elect to redeem all or any part of the then-outstanding debenture, the Redemption Price shall be the par value of the debenture so redeemed. Additionally, on May 9, 2017, we entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement, as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, we issued 800,000 shares of its common stock. Additionally, in June 2017, we issued 3,380,951 shares of our common stock upon conversion of note principal of $17,600.

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

On April 12, 2017, in connection with certain with the Crown Bridge Notes, we entered into a forbearance agreement (the “Forbearance Agreement”) with Crown whereby Crown waived any event of default, as defined in the Crown Bridge Notes, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement as well as any rights provided in the Crown Bridge Notes that would permit Crown to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with this Forbearance Agreement, we increased the principal amounts due under the Crown Bridge Notes by $20,000.

Additionally, in June 2017, we issued 1,300,000 shares of our common stock upon the conversion of principal note balance of $7,723 and fees of $500.

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

On June 22, 2017, we consummated a transaction with EMA Financial, LLC. (“EMA”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “EMA Securities Purchase Agreement”), we issued a convertible promissory note in the principal amount of $100,000 (the “EMA Note”) to EMA. We received proceeds of $90,000 in cash from EMA, which is net of offering costs of $10,000. The EMA Note bears interest at the rate of 10% per annum and is due on June 22, 2018. We may redeem the EMAs Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the EMA Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, Any amount of principal or interest that is due under the EMA Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the EMA Note is satisfied in full. EMA is entitled to, at any time or from time to time, convert the EMA Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the EMA Note. The EMA Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

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

The following tables summarize our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable	$683,978	$683,978	$-	$-	$-
Loans payable	47,663	47,663	-	-	-
Total	$731,641	$731,641	$-	$-	$-

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control-Integrated Framework (2013 framework) and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2017, our internal control over financial reporting was not effective. Material weaknesses include:

(1)	We did not maintain a sufficient system that keep track of documents.
(2)	Lack of segregation of duties
(3)	Lack of audit committee
(4)	Lack of experienced and qualified personal to fulfill accounting and reporting functions

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal control over financial reporting during the period ended June 30, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2017, in connection with a Convertible Note, we issued 1,509,829 shares of its common stock as a debt issuance cost. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the note date.

On May 8, 2017, we entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, we issued 800,000 shares of our common stock. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the agreement date.

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

Item 6. Exhibits

Exhibit No.	Description
3.1*	Certificate of Amendment to the Articles of Incorporation dated August 15, 2017.
10.1	Convertible Promissory Note in the Principal Amount of $235,000, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC. Dated April 19, 2017 (Incorporated by reference to Form 8-K filed on February 21, 2017)
10.2	Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC, dated April 19, 2017.
10.3	Amendment to the Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC., dated May 4, 2017 (Incorporated by reference to Form 8-K filed on February 21, 2017)
10.4

Convertible Promissory Note in the Principal Amount of $100,000, by and between Petrone Worldwide, Inc. and EMA Financial, LLC. Dated June 22, 2017 (Incorporated by reference to Form 8-K filed on June 26, 2017)

10.5	Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and EMA Financial, LLC dated June 22, 2017 (Incorporated by reference to 8-K filed on June 26, 2017)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Petrone Worldwide, Inc. (Registrant)

Date: August 14, 2017	/s/ Victor Petrone
Victor Petrone
President, Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

