Form 10-Q
period 2017-09-30
PETRONE WORLDWIDE, INC.
filed 2017-12-11
CIK 1096132

77

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

☐ Yes ☑ No

As of November 22, 2017, the registrant had 393,792,408 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PETRONE WORLDWIDE, INC.

FORM 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$76,955	$2,991
Accounts receivable, net	31,551	66,940
Inventory	153,132	—
Prepaid expenses and other current assets	2,404	35,994
Advances to supplier	10,884	131,246

Total Current Assets	274,926	237,171

TOTAL ASSETS	$274,926	$237,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net	$258,323	$25,689
Loans payable	43,938	42,293
Accounts payable	123,113	93,616
Accrued expenses	21,685	13,572
Advances from customers	4,904	79,780
Due to related party	4	224
Derivative liabilities	449,112	5,070,848

Total Current Liabilities	901,079	5,326,022

TOTAL LIABILITIES	901,079	5,326,022

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
Series A preferred stock: $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,000	1,000
Common stock: $.001 par value, 2,500,000,000 shares authorized; 311,938,732 and 28,609,897 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	311,939	28,610
Additional paid-in capital	5,416,069	4,164,884
Accumulated deficit	(6,355,161)	(9,283,345)

TOTAL STOCKHOLDERS' DEFICIT	(626,153)	(5,088,851)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$274,926	$237,171

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES:
Product segment	$3,047	$35,422	$366,114	$206,851
Logistic services segment	24,730	50,708	73,166	50,708

Total Revenues	27,777	86,130	439,280	257,559

COST OF REVENUES:
Product segment	20,803	28,217	313,575	162,113
Logistic services segment	32,301	33,830	95,443	33,830

Total Cost of Revenues	53,104	62,047	409,018	195,943

GROSS PROFIT (LOSS)	(25,327)	24,083	30,262	61,616

OPERATING EXPENSES:
Compensation and related benefits	282,480	15,000	380,980	48,000
Consulting fees	21,957	23,298	72,015	167,638
Professional fees	35,872	47,821	133,715	146,625
Rent expense	4,843	7,753	6,971	42,969
General and administrative expenses	22,006	31,850	74,990	176,466

Total Operating Expenses	367,158	125,722	668,671	581,698

LOSS FROM OPERATIONS	(392,485)	(101,639)	(638,409)	(520,082)

OTHER INCOME (EXPENSES):
Interest expenses	(312,289)	(90,646)	(677,763)	(236,279)
Debt issuance and settlement expenses	—	—	(121,700)	—
Gain on derivative liabilities	(70,912)	1,915	4,366,056	57,415

Total Other Income (Expenses)	(383,201)	(88,731)	3,566,593	(178,864)

NET INCOME (LOSS)	$(775,686)	$(190,370)	$2,928,184	$(698,946)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.01)	$(0.01)	$0.05	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	131,881,264	22,830,441	64,743,678	22,601,478
Diluted	131,881,264	22,830,441	416,157,011	22,601,478

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,928,184	$(698,946)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	492,667	120,813
Provision for bad debts	1,500	—
Stock-based compensation	229,289	140,448
Stock-based interest expense for debt issuance costs and modification	134,801	80,000
Debt issuance and settlement expenses	58,500	—
Gain on derivative liabilities	(4,366,056)	(57,415)
Change in operating assets and liabilities:
Accounts receivable	33,889	(66,826)
Prepaid expenses and other current assets	9,301	—
Inventory	(153,132)	—
Advances to supplier	120,362	(126,103)
Accounts payable	29,497	29,785
Accrued expenses	8,113	6,838
Advances from customers	(74,876)	9,539

NET CASH USED IN OPERATING ACTIVITIES	(547,961)	(561,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	49,680	38,000
Repayment of related party advances	(49,900)	(42,380)
Proceeds from convertible debt	600,250	—
Repayment of convertible debt	—	(162,166)
Proceeds from loans payable	110,000	55,000
Repayment of loans payable	(108,355)	(1,456)
Proceeds from the exercise of warrants	20,250	—
Proceeds from sale of common stock and subscription receivable	—	480,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	621,925	366,998

NET INCREASE (DECREASE) IN CASH	73,964	(194,869)

CASH, beginning of period	2,991	208,064

CASH, end of period	$76,955	$13,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$303,854	$35,466
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to equity	$634,366	$13,728
Common stock issued for future services and reflected in prepaid expense	$—	$24,000
Debt discount for derivative liabilities	$378,686	$—
Common stock issued for debt conversion	$280,033	$—
Common stock issued for debt discount with notes payable	$221,564	$—

See accompanying notes to unaudited consolidated financial statements.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 4, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Accounting Pronouncements Being Evaluated

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Basis of Presentation and Principles of Consolidation (continued)

verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We intend to use the modified retrospective approach upon adoption and are still in the process of evaluating the impact that these updates will have on our results of operations, cash flows, consolidated financial position and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $638,409 and $520,082 for the nine months ended September 30, 2017 and 2016, respectively. The net cash used in operations were $547,961 and $561,867 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working deficit of $6,355,161, $626,153 and $626,153, respectively, at September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2017 and 2016 include estimates on allowance for doubtful accounts, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Fair value of financial instruments and fair value measurements (continued)

based on pertinent information available to the Company on September 30, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company accounts for one instrument at fair value using level 3 valuation.

	At September 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$449,112	—	—	$5,070,848

Fair value of financial instruments and fair value measurements (continued)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2016	$5,070,848
Initial valuation of derivative liabilities included in debt discount	378,686
Initial valuation of derivative liabilities included in gain on derivative liabilities	991,489
Reclassification of derivative liabilities to equity upon conversion	(634,366)
Change in fair value included in gain on derivative liabilities	(5,357,545)
Balance at September 30, 2017	$449,112

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

 PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

 Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense. At September 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $4,875 and $3,375, respectively

Inventory

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s standard terms are “ex works”, with title transferring to its customer at the Company suppliers’ loading docks or upon embarkation with risk of loss being assumed by the customer at the shipping point. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Shipping and handling costs billed to customers are recognized in revenue. Advances from customers at September 30, 2017 and December 31, 2016 amounted to $4,904 and $79,780, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

For logistics services performed, the Company recognizes revenue upon performance and completion of services rendered.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) per common share - basic:
Net income (loss)	$(775,686)	$(190,370)	$2,928,184	$(698,946)
Weighted average common shares outstanding - basic	131,881,264	22,830,441	64,743,678	22,601,478
Net income (loss) per common share - basic	$(0.01)	$(0.01)	$0.05	$(0.03)

Income (loss) per common share - diluted:
Net income (loss) – basic	$(775,686)	$(190,370)	$2,928,184	$(698,946)
Add: interest of convertible debt	—	—	28,883	—
Add: expense of debt discount upon assumed conversion	—	—	492,667	—
Less: gain on derivative liabilities	—	—	(4,366,056)	—
Numerator for income (loss) per common share - diluted	$(775,686)	$(190,370)	$(916,322)	$(698,946)

Weighted average common shares outstanding – basic	131,881,264	22,830,441	64,743,678	22,601,748
Effect of dilutive securities:
Convertible notes payable	—	—	351,413,333	—
Weighted average common shares outstanding – diluted	131,881,264	22,830,441	416,157,011	22,601,748
Net (loss) per common share - diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)

For the three and nine months ended September 30, 2017 and 2016, potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net loss and consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Convertible notes	351,413,333	207,097	—	207,097

NOTE 2 – CONVERTIBLE NOTES

Securities Purchase Agreements and Debentures

Peak securities purchase agreement and debenture

On October 24, 2016 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P., an accredited investor (“Peak”), whereby Peak agreed to invest up to $346,500 (the “Purchase Price”) in the Company in exchange for the convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued a convertible debenture to Peak on October 26, 2016, in the original principal amount of $85,000, which bears interest at 0% per annum (the “First Debenture”), the note is unsecured. On October 26, 2016, the Company received net cash proceeds of $70,000 under this convertible note which was net of debt issuance costs and legal fees of $15,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note. Each convertible debenture issued pursuant to the SPA and any accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. In connection with the issuance of the SPA, in 2016, the Company issued 650,000 shares of the Company’s common stock to Peak.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Peak is entitled to, at any time or from time to time, convert each convertible debenture issued under the SPA into shares of the Company’s common stock, at a conversion price per share (the “Conversion Price”) equal to either: (i) if no event of default has occurred under the respective convertible debenture and the date of conversion is prior to the date that is one hundred eighty days after the issuance date of the respective convertible debenture, $0.25, or (ii) if an event of default has occurred under the respective convertible debenture or the date of conversion is on or after the date that is one hundred eighty days after the issuance date of the respective convertible debenture, the lesser of (a) $0.25 or (b) 65% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the date of the date of conversion (provided, further, that if either the Company is not DWAC operational at the time of conversion or the common stock is traded on the OTC Pink at the time of conversion, then 65% shall automatically adjust to 60%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, ecapitalizations or similar events.

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

On May 8, 2017, in connection with the Peak Debentures, the Company entered into a settlement agreement (the “Settlement Agreement”) with Peak. In connection with the Settlement Agreement, the Company paid cash of $69,700 to Peak and Peak waived all existing events of default (including deferred interest at the default rate) and agreed that if the Company elects to redeem all or any part of the then-outstanding debenture, the Redemption Price shall be the par value of the debenture so redeemed. Additionally, on May 9, 2017, the Company entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement, as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, the Company issued 800,000 shares of its common stock valued at $32,000 (see Note 5). Additionally, from June 2017 to August 2017, the Company issued 48,022,483 shares of its common stock upon conversion of note principal of $85,000 (see Note 5).

At September 30, 2017 and December 31, 2016, the principal amount due was $0 and $85,000, respectively, on this note.

Crown Bridge securities purchase agreement and debenture

On November 18, 2016 (the “Closing Date”), the Company consummated a transaction with an accredited investor (“Crown”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “SPA”), Crown agreed to invest up to $340,000 (the “Purchase Price”) in our Company in exchange for a convertible promissory note in the principal amount of $400,000 (the “Crown Bridge Note”), the note is unsecured. The Crown Bridge Note carries a prorated original issue discount of $60,000 and bears interest at the rate of 6% per year. Through December 31, 2016, Crown funded the two tranches under the Crown Bridge Note in principal amounts aggregating $80,000 and the Company received net proceeds of $62,000 in cash after debt issuance costs of $18,000 which were treated as a debt discount and will be amortized into interest expense over the term of the respective note.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

From January to September 30, 2017, we issued 81,196,207 shares of our common stock upon the conversion of principal note balance of $99,421, accrued interest of $2,125, fees of $6,500 and debt issuance costs of $3,425, (see Note 5).

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

At September 30, 2017 and December 31, 2016, the principal amount due on this note was $579 and $80,000, respectively.

Labrys securities purchase agreement and debenture

On February 13, 2017, the Company consummated a transaction with Labrys Fund, L.P. (“Labrys”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), the Company issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Labrys and the note is unsecured. The Company received proceeds of $100,000 in cash from Labrys. The First Note bears interest at the rate of 12% per year. The First Note is due and payable nine months from the issue date of the First Note. The Company may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. In connection with the issuance of the First Note, the Company agreed to issue 1,341,463 shares of its common stock (the “First Shares”) to Buyer, provided, however, that the First Shares must be returned to the Company’s treasury if the Company prepays the First Note as provided above. On February 20, 2017, the Company entered into an amendment to the First Note, whereby the Holder agreed to return the First Shares to treasury. At September 30, 2017 the principal amount due on this note was $79,388.

On February 21, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), the Company issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Labrys and the note is unsecured. The Company received proceeds of $58,000 in cash from rys. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable nine months from the issue date of the Second Note. The Company may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer (see Note 5). The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. These notes contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $0.

On September 12, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Third SPA”), the Company issued a convertible promissory note in the principal amount of $77,000 (the “Third Note”) to Labrys and the note is unsecured. The Company received proceeds of $70,000 in cash from Labrys. The Third Note bears interest at the rate of 12% per year. The Third Note is due and payable nine months from the issue date of the Third Note. The Company may prepay the Third Note at any time during the initial 180 days after the issue date of the Third Note, without any prepayment penalty, by paying the face amount of the Third Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Third Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Third Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Third Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Third Note. The Third Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. These notes contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $77,000.

On September 29, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Fourth SPA”), the Company issued a convertible promissory note in the principal amount of $80,000 (the “Fourth Note”) to Labrys and the note is unsecured. The Company received proceeds of $65,000 in cash from Labrys. The Fourth Note bears interest at the rate of 12% per year. The Fourth Note is due and payable nine months from the issue date of the Fourth Note. The Company may prepay the Fourth Note at any time during the initial 180 days after the issue date of the Fourth Note, without any prepayment penalty, by paying the face amount of the Fourth Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Fourth Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Fourth Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Fourth Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Fourth Note. The Fourth Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, the principal amount due on this note was $80,000.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

These notes contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

During August 2017 to September 2017, the Company issued 100,303,316 shares of our common stock upon the conversion of principal note balances of $95,612, accrued interest of $12,681 and interest expense of $15,000.

Auctus Fund, LLC securities purchase agreement and debenture

On April 19, 2017 and amended on May 4, 2017, the Company consummated a transaction with Auctus Fund, LLC. (“Auctus”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “Auctus Securities Purchase Agreement”), the Company issued a convertible promissory note in the principal amount of $235,000 (the “Auctus Note”) to Auctus, and the note is unsecured. The Company received proceeds of $217,250 in cash from Auctus which is net of offering costs of $17,750. The Auctus Note bears interest at the rate of 10% per annum and is due on January 12, 2018. The Company may redeem they Auctus Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the Auctus Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, The Company shall have no right of prepayment. Any amount of principal or interest that is due under the Auctus Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Auctus Note is satisfied in full. Auctus is entitled to, at any time or from time to time, convert the Auctus Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Auctus Note. In connection with the issuance of the Auctus Note, the Company issued 1,509,829 shares of its common stock to Auctus as a commitment fee. These common shares were valued at $0.04 per share, or $63,564, based on the quoted trading price of the Company’s common stock on the note date. In connection with the issuance of these shares, the Company recorded a debt discount of $63,564 which will be amortized into interest expense over the term on the note. The Auctus Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $235,000.

EMA Financial, LLC securities purchase agreement and debenture

On June 22, 2017, the Company consummated a transaction with EMA Financial, LLC. (“EMA”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “EMA Securities Purchase Agreement”), the Company issued a convertible promissory note in the principal amount of $100,000 (the “EMA Note”) to EMA and the note is unsecured. The Company received proceeds of $90,000 in cash from EMA, which is net of offering costs of $10,000. The EMA Note bears interest at the rate of 10% per annum and is due on June 22, 2018. The Company may redeem the EMAs Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the EMA Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, Any amount of principal or interest that is due under the EMA Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the EMA Note is satisfied in full. EMA is entitled to, at any time or from time to time, convert the EMA Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the EMA Note. The EMA Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $100,000.

Rosen convertible note

In 2013, the Company entered into a convertible promissory note agreement with an individual in the amount of $20,000 and the note is unsecured. The note was non-interest bearing, unsecured and was due on demand. The note was convertible into shares of stock of the Company at the market price on the date of conversion. Pursuant to ASC Topic 470-20 (Debt with conversion and other options), since these convertible notes had fixed conversion price at market, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, no derivative liability was calculated. On December 2, 2016, the Company entered into a debt purchase and assignment agreement with the debt holder whereby a convertible note in the principal amount of $20,000 was assigned to a third party and the Company entered into a new convertible note agreement (the “Rosen Note”) for $20,000 which became immediately convertible at $.003 per common share. On December 2, 2016, $5,700 of the principal amount was converted into 1,900,000 shares of the Company’s common stock. At September 30, 2017 and December 31, 2016, one note remained due in the principal amount of $14,300.

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

In connection with the issuance of debentures during the nine months ended September 30, 2017, on the initial measurement date of the Labrys, Auctus and EMA debentures, the fair values of the embedded conversion option derivatives of $1,370,175 was recorded as derivative liabilities, $991,489 was charged to current period operations as initial derivative expense, and $378,686 was recorded as a debt discount and will be amortized into interest expense over the term of the respective note.

At the end of each period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain on derivative liabilities of $4,366,056 and $57,415 for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016, amortization of debt discounts related to convertible debentures amounted to $492,667 and $120,813, respectively, which has been included in interest expenses on the accompanying unaudited consolidated statements of operations.

During the nine months ended September 30, 2017, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Nine months ended September 30, 2017
Dividend rate	0
Term (in years)	2.58 to 0.01 years
Volatility	176.02%
Risk-free interest rate	0.76% to 1.55%

At September 30, 2017 and December 31, 2016, convertible promissory notes consisted of the following:

	September 30, 2017	December 31, 2016
Principal amount	$586,267	$179,300
Less: unamortized debt discount	(327,944)	(153,611)
Convertible notes payable, net	$258,323	$25,689
14

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 3 – LOANS PAYABLE

On September 23, 2016, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “EBF Loan”). Pursuant to the EBF Loan, the Company borrowed $20,000. The Company is required to repay the EBF Loan by making daily payments of $204 on each business day until the purchased amount of $28,200 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The EBF Loan has an effective interest rate of approximately 116%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. On January 25, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Second EBF Loan”). Pursuant to the Second EBF Loan, the Company borrowed $25,000 and repaid the EBF Loan. The Company is required to repay the EBF Loan by making daily payments of $235 on each business day until the purchased amount of $35,250 is paid in full. On June 8, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Third EBF Loan”). Pursuant to the Third EBF Loan, the Company borrowed $40,000 and repaid the Second EBF Loan. The Company is required to repay the EBF Loan by making daily payments of $376 on each business day until the purchased amount of $56,400 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The Third EBF Loan has an effective interest rate of approximately 123%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. On September 22, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Fourth EBF Loan”). Pursuant to the Fourth EBF Loan, the Company borrowed $45,000 and repaid the Third EBF Loan. The Company is required to repay the EBF Loan by making daily payments of $423 on each business day until the purchased amount of $63,450 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The Fourth EBF Loan has an effective interest rate of approximately 122.5%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During the nine months ended September 30, 2017, the Company borrowed $110,000 and repaid principal amounts of $80,591 and at September 30, 2017 and December 31, 2016, amounts due under the EBF Loan amounted to $43,938 and $14,529, respectively.

On September 26, 2016, the Company entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, the Company borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. The Company is required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2017, the Company repaid principal amounts of $27,764 and at September 30, 2017 and December 31, 2016, amounts due under the On Deck Loan amounted to $0 and $27,764, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives unsecured advances from the Company’s chief executive officer for working capital purposes.  The advances are non-interest bearing and are payable on demand. For the nine months ended September 30, 2017, due to related party activity consisted of the following:

Nine Months ended September 30, 2017
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
September 30, 2017

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

Common stock issued for services

On August 15, 2017, in connection with Director Agreements, the Company issued 50,000,000 shares of restricted stock to the Company’s CEO /Director. The 50,000,000 shares of common stock are considered fully vested on the date of grant. The shares were valued on the date of grant at their fair value of $205,000, or $0.0041 per share, using the closing quoted trading price of the Company’s common stock on August 15, 2017. During the nine months ended September 30, 2017, the Company recognized stock based compensation of $205,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

Additionally, for the nine months ended September 30, 2017 and 2016, amortization of other prepaid stock-based consulting fees amounted to $24,289 and $123,405, respectively.

Common stock issued in connections with convertible debts

In January 2017, in connection with the Crown Bridge Note (see Note 2), the Company issued 50,000 shares of the Company’s common stock to Crown. These shares were valued on the date of grant at $0.0685 per share or $3,425 based on the quoted trading price of the Company’s common stock on date of grant with the conversion of $7,722 of debt. In January 2017, in connection with the issuance of these shares, the Company recorded debt issuance costs of $3,425. From June 2017 to September 30, 2017, we issued 81,146,207 shares of our common stock upon the conversion of principal note balance of $91,699, accrued interest of $2,125 and fees of $6,500 (see Note 7).

On February 21, 2017, in connection with the Labry Fund Note, on June 14, 2017 the Company issued 1,497,000 shares of its common stock as a debt issuance cost. These common shares were valued at $0.1654 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded debt issuance costs of $89,605, which is included in interest expense, and a debt discount of $158,000 which is being amortized into interest expense over the term on the note (see Note 2). During August 2017 to September 2017, the Company issued 100,303,316 shares of our common stock upon the conversion of principal note balances of $95,612, accrued interest of $12,681 and interest expense of $15,000 (See Note 2).

On May 4, 2017, in connection with the Auctus Fund Note, the Company issued 1,509,829 shares of its common stock as a debt issuance cost. These common shares were valued at $0.0421 per share based on the quoted trading price of the Company’s common stock on the note date, In connection with the issuance of these shares, the Company recorded a debt discount of $63,564 which is being amortized into interest expense over the term on the note (see Note 2).

On May 8, 2017, the Company entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement (See Note 2) as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, the Company issued 800,000 shares of its common stock. These common shares were valued at $0.04 per share based on the quoted trading price of the Company’s common stock on the agreement date, In connection with the issuance of these shares, the Company recorded debt settlement expense of $32,000. From June 2017 to August 2017, the Company issued 48,022,483 shares of its common stock upon conversion of note principal of $85,000 (see Note 2).

For the period ended September 30, 2017 in connection with the conversion of debt of $280,033 and the payment of fees of $6,500, accrued interest of $14,806 and interest expense of $15,000, the Company issued 259,438,732 shares of common stock. Upon conversion of the debt, the Company reclassified derivative liabilities of $634,366 to paid-in capital.

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Common stock issued in connection with warrants exercise

On September 6, 2017, this warrant was exercised and the Company issued 2,500,000 shares common shares and received proceeds of $20,250 which were net of fees of $4,750. The fair value of warrants exercised were determined using the Binomial valuation model and this was determined to be $0.0048 per share or $11,964.

NOTE 6 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through September 30, 2017.

Geographic concentrations of sales

For the nine months ended September 30, 2017, total sales to customers located in Europe and the United States represent approximately 83.3% and 16.7% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, total sales to customers located in Europe, United States, Asia, Latin America and Middle East represent approximately 71.8%, 19.7%, 4.2%, 3.6%, and 0.7% of total consolidated revenues, respectively

Customer concentrations

For the nine months ended September 30, 2017, five customers accounted for approximately 65.4% of total consolidated revenues (29.0%, 8.2%, 4.6% and 6.9% from customers in the product segment, and 16.7% from our only customer in the logistics services segment). For the nine months ended September 30, 2016, two customers accounted for approximately 38.7% of total sales (19.0% and 19.7%, respectively). These two customers consist of one customer from the Company’s product segment and its only customer in the logistics services segment, respectively. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

For the nine months ended September 30, 2017 and 2016, the Company purchased substantially all of its products from one supplier. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 7 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products or services to be sold. The Company’s two reportable segments for the nine months ended September 30, 2017 were (i) the Product Segment and (ii) the Logistics Services Segment. For the nine months ended September 30, 2016, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2017 and December 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

PETRONE WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product segment	$3,047	$35,422	$366,114	$206,851
Logistics services segment	24,730	50,708	73,166	50,708
Total segment and consolidated revenues	27,777	86,130	439,280	257,559

Gross profit (loss):
Product segment	(17,756)	7,205	52,539	44,738
Logistics services segment	(7,571)	16,878	(22,277)	16,878
Total segment and consolidated gross profit (loss)	(25,327)	24,083	30,262	61,616

Loss from operations
Product segment	$(349,042)	$(70,696)	$(482,417)	$(390,335)
Logistics services segment	(7,571)	16,878	(22,277)	16,878
Total segment loss	(356,613)	(53,818)	(504,694)	(373,457)
Unallocated income/(costs)	(35,872)	(47,821)	(133,715)	(146,625)
Total consolidated loss from operations	$(392,485)	$(101,639)	$(638,409)	$(520,082)

	September 30, 2017	December 31, 2016
Total assets:
Product segment	$247,335	$183,861
Logistics services segment	27,591	53,310
Total segment and consolidated assets	$274,926	$237,171

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

On November 6, 2016, EMA Financial, Inc. filed a complaint with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08558) against the Company. In the complaint, EMA Financial indicated that on June 22 2017, the Company and EMA entered into a Securities Purchase Agreement (the “June 22, 2017 SPA”) and the Company issued EMA a 10% Convertible Note in the principal amount of $100,000.00 (the “June 22ndNote”). In the complaint LG seeks damages for breach of contract, unjust enrichment and legal fees. The company is considering filing a motion to dismiss the complaint and to have the court declare the note void under New York’s criminal usury statute for charging a rate of interest exceeding 25%. The penalty in New York for charging a criminally usurious rate of interest is forfeiture of the loans principle and interest pursuant to NY’s Gen. Oblig. Law §5-511. The company is committed to vigorously defend this action, but is willing to compromise, however, all attempts to settle this matter were rejected by the creditor.

NOTE 9 - SUBSEQUENT EVENTS

Common shares issued for debt conversions

From October 1, 2017 through November 22, 2017, the Company issued 81,790,676 shares of common stock in connection with the conversion of debt of $62,151, accrued interest of $417 and default amounts of $27,500.

Securities Purchase Agreements and Debentures

On November 1, 2017, the Company consummated a transaction with Labrys, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Fifth SPA”), the Company issued a convertible promissory note in the principal amount of $100,000 (the “Fifth Note”) to Labrys. The Company received proceeds of $79,441 in cash from Labrys. The Fifth Note bears interest at the rate of 12% per year. The Fifth Note is due and payable nine months from the issue date of the Fifth Note. The Company may prepay the Fifth Note at any time during the initial 180 days after the issue date of the Fifth Note, without any prepayment penalty, by paying the face amount of the Fifth Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Fifth Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Fifth Note is satisfied in full. Labrys is entitled to, at any time or from time to time, convert the Fifth Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Fifth Note. The Fifth Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

Legal matters

On November 6, 2016, (see note 8), EMA Financial, Inc. filed a complaint with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08558) against the Company. In the complaint, EMA Financial indicated that on June 22 2017, the Company and EMA entered into a Securities Purchase Agreement (the “June 22, 2017 SPA”) and the Company issued EMA a 10% Convertible Note in the principal amount of $100,000.00 (the “June 22ndNote”). In the complaint LG seeks damages for breach of contract, unjust enrichment and legal fees. The company is considering filing a motion to dismiss the complaint and to have the court declare the note void under New York’s criminal usury statute for charging a rate of interest exceeding 25%. The penalty in New York for charging a criminally usurious rate of interest is forfeiture of the loans principle and interest pursuant to NY’s Gen. Oblig. Law §5-511. The company is committed to vigorously defend this action, but is willing to compromise, however, all attempts to settle this matter were rejected by the creditor.

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

Comparison of Results of Operations for the Three and Nine months ended September 30, 2017 and 2016

Revenues:

For the three months ended September 30, 2017, total revenues amounted to $27,777 as compared to $86,130 a decrease of $58,353 or 67.7%. For the nine months ended September 30, 2016, total revenues amounted to $439,280 as compared to $257,559 an increase of $181,721 or 70.6%. Revenues in our product segment consist of the sale of products including tableware products, decorative hotel room amenities, lavatory and bathroom fixtures and furniture, food and beverage service items, and trendy accessories. In August 2016, we began providing logistics services to one customer. For the three and nine months ended September 30, 2017 and 2016, total revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues - product segment:
Products	$3,047	$28,931	$339,364	$179,000
Shipping	—	6,491	26,750	27,851
Total revenues - product segment	3,047	35,422	366,114	206,851
Revenues – logistics services segment	24,730	50,708	73,166	50,708
Total consolidated revenues	$27,777	$86,130	$439,280	$257,559

During the three months ended September 30, 2017, three customers accounted for approximately 100.0% of total consolidated revenues, (89.0% % and 1.0% from customers in the product segment, and 89.0% from our only customer in the logistics services segment). During the three months ended September 30, 2016, four customers accounted for approximately 88.5% of total consolidated revenues, (9.4%, 7.1%, 3.1% from customers in the product segment, and 68.9% from our only customer in the logistics services segment). During the nine months ended September 30, 2017, five customers accounted for approximately 65.4% of total consolidated revenues (29.0%, 8.2%, 4.6% and 6.9% from customers in the product segment, and 16.7% from our only customer in the logistics services segment). During the nine months ended September 30, 2016, two customers accounted for approximately 38.7% of total sales (19.0% and 19.7%, respectively). These two customers consist of one customer from the Company’s product segment and its only customer in the logistics services segment, respectively.

Cost of revenues.

Cost of revenues in our product segment includes cost of products and shipping and handling costs. Cost of revenues in our logistics services segment includes cost of outsourced logistic services provided. For the three and nine months ended September 30, 2017, cost of revenues amounted to $53,104 and $409,018, as compared to $62,047 and $195,943 for the three and nine months ended September 30, 2016.

For the three and nine months ended September 30, 2017 and 2016, total cost of revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues - product segment:
Products	$2,452	$22,398	$257,542	$128,544
Shipping	18,351	5,819	56,033	33,569
Total cost of revenues - product segment	20,803	28,217	313,575	162,113
Cost of revenues – logistics services segment	32,301	33,830	95,443	33,830
Total consolidated cost of revenues	$53,104	$62,047	$409,018	$195,943

Gross profit and gross margin.

For the three months ended September 30, 2017, gross profit amounted to $(25,327), or (91.2%), as compared to $24,083, or 28.0%, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, gross profit amounted to $30,262, or 6.9%, as compared to $61,616, or 23.9%, for the nine months ended September 30, 2016. Gross margin percentages can fluctuate from period to periods depending on the mix of product sold and operational and pricing efficiencies. We expect gross profits to increase in future periods as revenues increase as we develop our logistics services segment and implement operational and pricing efficiencies.

Operating expenses:

For the three months ended September 30, 2017, operating expenses amounted to $367,158, as compared to $125,722 for the three months ended September 30, 2016, an increase of $241,436, or 192.0%. For the nine months ended September 30, 2017, operating expenses amounted to $668,671, as compared to $581,698 for the nine months ended September 30, 2016, an increase of $86,973, or 15.0%. For the three and nine month ended September 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation and related benefits	$282,480	$15,000	$380,980	$48,000
Consulting fees	21,957	23,298	72,015	167,638
Professional fees	35,872	47,821	133,715	146,625
Rent expense	4,843	7,753	6,971	42,969
General and administrative expenses	22,006	31,850	74,990	176,466
Total	$367,158	$125,722	$668,671	$581,698

•	For the three and nine months ended September 30, 2017, compensation and related benefit expensed increased by $267,480 or 1,783.2%, and $332,980 or 693.7% as compared to the three and nine months ended September 30, 2016 respectively. The increase was attributable to an increase in compensation paid to our chief executive officer. We expect compensation and related benefit expense to increase in the future as we increase our operations.

•	For the three and nine months ended September 30, 2017, consulting fees decreased by $1,341, or 5.8%, and $95,623, or 57.0%, as compared to the three and nine months ended September 30, 2016, respectively. Consulting fees consists of stock-based consulting fees for business development services. The decrease was attributable to the changes in the amortization of prepaid consulting fees during the 2017 period as compared to the 2016 period.

•	For the three and nine months ended September 30, 2017, professional fees decreased by $11,949, or 25.0%, and decreased by $12,910, or 8.8% as compared to the three and nine months ended September 30, 2016, respectively. The decrease was attributable to a decrease in accounting fees of $12,500 because we incurred additional accounting fees during the 2016 period for the re-audit of our 2015 and 2014 financial statements,

•	For the three and nine months ended September 30, 2017, rent expense fees decreased by $2,910, or 37.5%, and $35,998, or 83.8%, as compared to the three and nine months ended September 30, 2016, respectively. These decreases was attributable to a decrease in rent expense for office space located in the United Kingdom and United States. We did not renew our leases upon the expiration of such leases.

•	For the three and nine months ended September 30, 2017, general and administrative expenses decreased by $9,844, or 30.9%, and $101,476, or 57.5% as compared to the three and nine months ended September 30, 2016, respectively. The three month decrease was primarily attributable to a decrease in travel expenses of $11,569, an increase in bank fees of $6,134, offset by a decrease in other general and administrative expenses of $4,409. The nine month decrease was primarily attributable to a decrease in travel expenses of $65,406, a decrease in computer and internet expense of $45,579 incurred for the upgrade of the our website and logistics capabilities, offset by a decrease in other general and administrative expenses of $9,509.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2017, loss from operations amounted to $392,485 as compared to $101,639 for the three months ended September 30, 2016, an increase of $290,846, or 286.2% and for the nine months ended September 30, 2017, loss from operations amounted to $638,409 as compared to $520,082 for the nine months ended September 30, 2016, an increase of $118,327, or 22.8%.

Other income (expenses).

Other income (expenses) includes interest expense, debt issuance and settlement expenses and gains or losses on derivative liabilities. For the three months ended September 30, 2017, total other expenses amounted to $383,201 as compared to other expenses of $88,731 for the three months ended September 30, 2016, a change of $294,470 or 331.9%. For the nine months ended September 30, 2017, total other income amounted to $3,566,593 as compared to other expenses of $178,864 for the nine months ended September 30, 2016, a change of $3,745,457 or 2094.0%. For the three months ended September 30, 2017, we recorded a loss on derivative liabilities of $70,912 and interest expense of $312,289 as compared to a gain on derivative liabilities of $1,915 and interest expense of $90,646 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded a gain on derivative liabilities of $4,366,056, debt issuance and settlement expenses of $121,700, and interest expense of $677,763, as compared to a gain on derivative liabilities of $57,415 and interest expense of $236,279 for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the increase in interest expense was attributable to an increase in interested-bearing debt and an increase in the amount of amortization of debt discount. Since our convertible instruments are accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date, we record gains or losses on derivative liabilities which fluctuate each period.

Net income (loss).

As a result of the foregoing, for the three months ended September 30, 2017, net loss amounted to $775,686 or $(0.01)per common share (basic and diluted), as compared to a net loss of $190,370, or $(0.01) per common share (basic and diluted), for the three months ended September 30, 2016, a change of $585,316, or 307.5%, and for the nine months ended September 30, 2017, net income amounted to $2,928,184, or $0.05 per common share (basic) and $(0.00) (diluted), as compared to a net loss of $698,946 or, $(0.03), per common share (basic and diluted), for the nine months ended September 30, 2016, a change of $3,627,130, or 518.9%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $626,153 and $76,955 of cash as of September 30, 2017 and a working capital deficit of $5,088,851 and $2,991 of cash as of December 31, 2016. The following table sets forth a summary of changes in our working capital (deficit) from December 31, 2016 to September 30, 2017:

			December 31, 2016 to September 30, 2017
	September 30, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$274,926	$237,171	$37,755	15.9%
Total current liabilities	(901,079)	(5,326,022)	4,424,943	83.1%
Working capital (deficit):	$(626,153)	$(5,088,851)	$4,462,698	87.7%

The reduction in working capital deficit was primarily attributable to a decrease in derivative liabilities of $4,621,736 or 91.1%.

Net cash flow used in operating activities was $547,961 for the nine months ended September 30, 2017 as compared to net cash used in operating activities of $561,867 for the nine months ended September 30, 2016, a decrease of $13,906.

•	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected net income of $2,928,184 and the add-back of non-cash items consisting of amortization of debt discount to interest expense of $492,667, a gain on derivative liabilities of $4,366,056, provision for bad debts of $1,500, stock-based compensation expense of $229,289, stock-based interest expense for debt issuance costs and modification of $134,801 and debt issuance and settlement expenses of $58,500, and changes in operating assets and liabilities primarily consisting of an decrease in accounts receivable of $33,889, an increase in inventory of $153,132, a decrease in advances from customers of $74,876, a decrease in advances to supplier of $120,362 and an increase in accounts payable of $29,497.

•

Net cash flow used in operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $698,946 adjusted for the add-back of non-cash items consisting of amortization of debt discount to interest expense of $120,813, stock-based compensation expense of $140,448, stock-based interest expense for debt addendum of $80,000, and a gain on derivative liability of $57,415, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $66,826, an increase in advances to supplier of $126,103, offset by an increase in accounts payable of $29,785.

Net cash provided by financing activities was $621,925 for the nine months ended September 30, 2017, as compared to net cash provided by financing activities $366,998 for the nine months ended September 30, 2016, an increase of $254,927. During the nine months ended September 30, 2017, we received proceeds from the convertible debt of $600,250, proceeds from related party advances of $49,680, payments to related parties of $49,900 and net proceeds from the exercise of warrants of $20,250. We repaid net loans of $158,255. During the nine months ended September 30, 2016, we received net proceeds from the sale of common stock and subscriptions receivable of $480,000, proceeds from loans of $55,000 and proceeds from related party advances of $38,000. We repaid loans of $206,002.

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

On September 22, 2017, the Company entered into a business loan and security agreement with EBF Partners, LLC (the “Fourth EBF Loan”). Pursuant to the Fourth EBF Loan, we borrowed $45,000 and repaid the Third EBF Loan. We are required to repay the Fourth EBF Loan by making daily payments of $423 on each business day until the purchased amount of $63,450 is paid in full. Each payment is deducted directly from our bank accounts. The Fourth EBF Loan has an effective interest rate of approximately 123%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. In summary, during the nine months ended September 30, 2017, we borrowed $110,000 and repaid principal amounts of $80,591 and at September 30, 2017 and December 31, 2016, amounts due under the EBF Loan amounted to $43,938 and $14,529, respectively.

On September 26, 2016, we entered into a business loan and security agreement with On Deck Capital, Inc. (the “On Deck Loan”). Pursuant to the On Deck Loan, we borrowed $35,000 and received net proceeds of $34,125 after paying a loan origination fee of $875. We are required to repay the On Deck Loan by making 252 daily payments of $190 on each business day until the purchased amount of $47,951 is paid in full. Each payment is deducted directly from the Company’s bank accounts. The On Deck Loan has an effective interest rate of approximately 66%, is secured by the Company’s assets and is personally guaranteed by the Company’s chief executive officer. During 2017, we repaid principal amounts of $16,953 and at September 30, 2017 and December 31, 2016, amounts due under the On Deck Loan amounted to $0 and $27,764, respectively.

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

On May 8, 2017, in connection with the Peak Debentures, we entered into a settlement agreement (the “Settlement Agreement”) with Peak. In connection with the Settlement Agreement, we paid cash of $69,700 to Peak and Peak waived all existing events of default (including deferred interest at the default rate) and agreed that if we elect to redeem all or any part of the then-outstanding debenture, the Redemption Price shall be the par value of the debenture so redeemed. Additionally, on May 9, 2017, we entered into a forbearance agreement with Peak (the “Peak Forbearance Agreement”) whereby Peak waived any event of default, as defined in the Peak debenture, that were triggered by the Company’s execution of the December 2, 2016 debt purchase and assignment agreement, as well as any rights provided in the Peak Debenture that would permit Peak to incorporate and terms of the Rosen Note (including but not limited to the use of $0.003 as a conversion price per share). In connection with the Peak Forbearance Agreement, we issued 800,000 shares of its common stock. Additionally, from June 2017 to August 2017, the Company issued 48,022,483 shares of its common stock upon conversion of note principal of $85,000.

At September 30, 2017 and December 31, 2016, the principal amount due was $0 and $85,000, respectively, on this note.

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

Additionally, from June 2017 to September 30, 2017, we issued 81,146, 207 shares of our common stock upon the conversion of principal note balance of $99,421, accrued interest of $2,125 and fees of $6,500.

At September 30, 2017 and December 31, 2016, the principal amount due on this note was $579 and $80,000, respectively.

On February 13, 2017, we consummated a transaction with Labrys Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “First SPA”), we issued a convertible promissory note in the principal amount of $110,000 (the “First Note”) to Buyer. We received proceeds of $100,000 in cash from the Buyer. The First Note bears interest at the rate of 12% per year. The First Note is due and payable nine months from the issue date of the First Note. We may prepay the First Note at any time during the initial 180 days after the issue date of the First Note, without any prepayment penalty, by paying the face amount of the First Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the First Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the First Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the First Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the First Note. Additionally, in September 2017, we issued 28,098,975 shares of our common stock upon the conversion of principal note balance of $30,612, accrued interest of $5,602 and interest expense of $5,000. On February 21, 2017, we consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Second SPA”), we issued a convertible promissory note in the principal amount of $65,000 (the “Second Note”) to Buyer. We received proceeds of $58,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year.

The Second Note is due and payable nine months from the issue date of the Second Note. We may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Second Note. In connection with the issuance of the Second Note, the Company issued 1,497,000 shares of its common stock (the “Second Shares”) to Buyer. During August 2017 to September 2017, the Company issued 100,303,316 shares of our common stock upon the conversion of principal note balances of $95,612, accrued interest of $12,681 and interest expense of $15,000. The Second Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

At September 30, 2017 the principal amount due on this note was $0.

On September 12, 2017, we consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Third SPA”), we issued a convertible promissory note in the principal amount of $77,000 (the “Second Note”) to Buyer. We received proceeds of $70,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable nine months from the issue date of the Second Note. We may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Third Note. The Third Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

At September 30, 2017 the principal amount due on this note was $77,000.

On September 29, 2017, we consummated a transaction with Buyer, whereby, upon the terms and subject to the conditions of that certain securities purchase agreement (the “Fourth SPA”), we issued a convertible promissory note in the principal amount of $80,000 (the “Second Note”) to Buyer. We received proceeds of $65,000 in cash from the Buyer. The Second Note bears interest at the rate of 12% per year. The Second Note is due and payable nine months from the issue date of the Second Note. We may prepay the Second Note at any time during the initial 180 days after the issue date of the Second Note, without any prepayment penalty, by paying the face amount of the Second Note plus accrued interest through such prepayment date. Any amount of principal or interest that is due under the Second Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Second Note is satisfied in full. The Buyer is entitled to, at any time or from time to time, convert the Second Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Fourth Note. The Fourth Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

At September 30, the principal amount due on this note was $80,000.

On April 19, 2017 and amended on May 4, 2017, we consummated a transaction with Auctus Fund, LLC. (“Auctus”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “Auctus Securities Purchase Agreement”), we issued a convertible promissory note in the principal amount of $235,000 (the “Auctus Note”) to Auctus. We received proceeds of $217,250 in cash from Auctus which is net of offering costs of $17,750. The Auctus Note bears interest at the rate of 10% per annum and is due on January 12, 2018. The Company may redeem they Auctus Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the Auctus Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, The Company shall have no right of prepayment. Any amount of principal or interest that is due under the Auctus Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the Auctus Note is satisfied in full. Auctus is entitled to, at any time or from time to time, convert the Auctus Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Auctus Note. In connection with the issuance of the Auctus Note, we issued 1,509,829 shares of its common stock to Auctus as a commitment fee. The Auctus Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $235,000.

On June 22, 2017, we consummated a transaction with EMA Financial, LLC. (“EMA”), whereby, upon the terms and subject to the conditions of a securities purchase agreement (the “EMA Securities Purchase Agreement”), we issued a convertible promissory note in the principal amount of $100,000 (the “EMA Note”) to EMA. We received proceeds of $90,000 in cash from EMA, which is net of offering costs of $10,000. The EMA Note bears interest at the rate of 10% per annum and is due on June 22, 2018. We may redeem the EMAs Note upon not more than three days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date is 120 days or less from the date of issuance of the EMA Note, 135% of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (ii) if the Redemption Date is greater than or equal to 121 days from the date of issuance of the respective convertible debenture and less than or equal to 240 days from the date of After the expiration of 240 days, Any amount of principal or interest that is due under the EMA Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until the EMA Note is satisfied in full. EMA is entitled to, at any time or from time to time, convert the EMA Note into shares of the Company’s common stock, at a conversion price per share equal to fifty five percent (55%) of the lowest traded price or closing bid price of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the EMA Note. The EMA Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At September 30, 2017 the principal amount due on this note was $100,000.

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

The following tables summarize our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable	$586,267	$586,267	$-	$-	$-
Loans payable	43,938	43,938	-	-	-
Total	$630,205	$630,205	$-	$-	$-

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control-Integrated Framework (2013 framework) and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2017, our internal control over financial reporting was not effective. Material weaknesses include:

(1)	We did not maintain a sufficient system that keep track of documents.
(2)	Lack of segregation of duties
(3)	Lack of audit committee
(4)	Lack of experienced and qualified personal to fulfill accounting and reporting functions

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal control over financial reporting during the period ended September 30, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Item 1A. Risk Factors

Not required of smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2017, in connection with a Convertible Note, we issued 1,509,829 shares of its common stock as a debt issuance cost. These common shares were valued at $0.0421 per share based on the quoted trading price of the Company’s common stock on the note date.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Convertible Promissory Note in the Principal Amount of $235,000, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC. Dated April 19, 2017 (Incorporated by reference to Form 10-Q filed on May 22, 2017)
10.2	Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC, dated April 19, 2017. (Incorporated by reference to Form 10-Q filed on May 22, 2017)
10.3	Amendment to the Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and Auctus Fund, LLC., dated May 4, 2017 (Incorporated by reference to Form 10-Q filed on May 22, 2017)
10.4	Convertible Promissory Note in the Principal Amount of $100,000, by and between Petrone Worldwide, Inc. and EMA Financial, LLC. Dated June 22, 2017 (Incorporated by reference to Form 8-K filed on June 26, 2017)

10.5	Securities Purchase Agreement, by and between Petrone Worldwide, Inc. and EMA Financial, LLC dated June 22, 2017 (Incorporated by reference to 8-K filed on June 26, 2017)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Petrone Worldwide, Inc. (Registrant)

Date: December 11, 2017	/s/ Victor Petrone
Victor Petrone
President, Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

